Form 10QSB
period 1996-09-30
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-08-14
CIK 769796

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1996
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 2-98074-NY
                                            ----------

                      INTERNATIONAL FIRE PREVENTION, INC.
                      -----------------------------------
              (Name of Small Business Issuer in its Charter)

         NEVADA                                            11-2751536
         ------                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            9005 Cobble Canyon Lane
                              Sandy, Utah 84093
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555


                        Conference Capital Corp.
                       1887 O'Toole, Suite #C-106
                       San Jose, California 95131
                        --------------------------
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               July 31, 1997

                          *Common - 1,500,000 shares

          *Takes into account a one for 21.643 reverse split of the 10,821,500 outstanding shares of common stock, effective July 29, 1997, and the issuance of 1,000,000 post split "unregistered" and "restricted" shares of common stock to directors and executive officers in consideration of services rendered. See Item 5 of this Report.

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Consolidated Financial Statements fairly present the financial condition of the Company.


                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                        CONDENSED BALANCE SHEETS
                              [Unaudited]
                                ASSETS
                                     September 30,       December 31,
                                        1996                 1995
 CURRENT ASSETS:
 Cash                                  $    -              $    -

Total Current Assets                        -                   -
OTHER ASSETS                                -                   -

                                       $    -              $    -

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                      $ 11,338            $ 10,400
 Payable to related parties               1,930                 515
 Total Current Liabilities               13,268              10,915

 STOCKHOLDERS' EQUITY:
 Common stock                            10,821              10,821
 Capital in excess of par value         191,080             191,080
 Retained earnings (deficit)           (212,816)           (212,816)
 Deficit accumulated during the
 development stage                       (2,353)                -
 Total Stockholders' Equity             (13,268)            (10,915)
                                       $    -              $    -

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                     CONDENSED STATEMENTS OF OPERATIONS
                               [Unaudited]
                           For the Three  For the Nine   For the Period
                           Months Ended   Months Ended  From December 31,
                           September 30,  September 30,   1995 Through
                                                          September 30,

                          1996   1995     1996     1995        1996
 REVENUE                  $   -  $   -    $   -    $   -       $  -

 EXPENSES:
 General and administrative   313    524    2,353    1,524      2,353
 Total expenses               313    524    2,353    1,524      2,353

 LOSS FROM OPERATIONS        (313)  (524)  (2,353)  (1,524)    (2,353)

CURRENT INCOME TAX
EXPENSE                       -      -        -        -          -
DEFERRED INCOME TAX
EXPENSE                       -      -        -        -          -

 NET LOSS                $   (313) $(524) $(2,353) $(1,524)  $ (2,353)

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                     CONDENSED STATEMENTS OF CASH FLOWS
                                [Unaudited]
                                        For the Nine    For the Period
                                        Months Ended   From December 31,
                                        September 30,    1995 Through
                                                         September 30,
                                       1996      1995         1996
 Cash Flows from Operating Activities:
 Net loss)                             $ (2,353) $ (1,524)  $ (2,353)
 Adjustments to reconcile net income to
 net cash used by operating activities:
 Non-cash expenses (income)                 -         -          -
Changes in assets and liabilities:
 Accounts Payable                           938     1,500        938
 Payable to related party                 1,415        24      1,415

 Net Cash Flows used by
 Operating Activities                       -         -          -

Cash Flows from Investing Activities:       -         -          -

Net Cash Flows used by
Investing Activities                        -         -          -

Cash Flows from Financing Activities:
Proceeds from common stock issuance         -         -          -
Advances by shareholders                    -         -          -

Net Cash Flows Provided by
Financing Activities                        -         -          -

Net Increase (Decrease) in Cash             -         -          -

Cash at Beginning of Period                 -         -          -

 Cash at End of Period                  $   -     $   -       $  -

Supplemental schedule of Non-cash Investing and Financing Activities:
For the three months ended September 30, 1996
          None
For the period ended September 30, 1995:
          None

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

Organization - The Company was organized under the laws of the State of Nevada as Conference Capital Corp. on December 14, 1984. The Company raised $100,000 through a public stock offering which was registered with the Securities and Exchange Commission on Form S- 8. During 1987 the Company entered into a business acquisition with International Fire Prevention ("IFPN) wherein IFP became a wholly-owned subsidiary of the Company. The operations of IFP were not successful and the Company became dormant in approximately 1988. The Company has been inactive since that time and also had its corporate charters canceled. During 1996, the Company was re-instated with the State of Nevada and is currently in good standing. The Company is considered to have re-entered into a new development stage during 1996. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

Development Stage - The Company is considered a development stage company as defined in SFAS No. 7. Consequently, cumulative numbers have been provided from December 31, 1995 forward to reflect the Company re-entering into development stage during 1996.

Accounting Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

NOTE 2 - PAYABLE TO RELATED PARTY

An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $1,930 and $515 as of September 30, 1996 and December 31, 1995, respectively. [See Note 4]

NOTE 3 - CAPITAL STOCK

Common Stock - During 1985 in connection with its organization the Company issued 5,000,000 shares of its previously authorized, but unissued common stock for cash of $5,000.

During 1985, the Company issued 500,000 shares of common stock pursuant to a public offering for cash of $100,000. Stock offerings costs of $35,030 were deducted from the proceeds.

During the years ended 1985 and 1986 the Company issued 321,500 additional shares of common stock, upon exercise of warrants at $.40 per share for total proceeds of $128,931.

During 1987 the Company issued 5,000,000 shares of common stock in connection with an acquisition agreement with IFP.

NOTE 4 - RELATED PARTY TRANSACTIONS

Payables to Related Party - At September 30, 1996 and December 31, 1995 the Company had $1,930 and $515 in related party payables. Total advances made during 1 996 and 1995 were $1,415 and $24 respectively.

Office Space - The Company currently has no operations and has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, on a rent free basis.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

The Company has available at September 30, 1996 unused operating loss carryforwards of approximately $13 000, which may be applied against future taxable income and which expire in various years through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $4,500) at September 30, 1996 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal To the tax effect of the current period's net loss (approximately $900 for 1996).

NOTE 6 - RETAINED EARNINGS (DEFICIT)

When the Company discontinued its previous operations and became inactive (approximately 1987-1988) many of the Company's records were lost or not maintained. Current management has made a search for any assets, potential liabilities and accounting records related to the Company and its previous operations. Management has used the last available financial statements of the Company (prior to going inactive) to calculate its retained earnings (deficit). The financial statements used by management included an audited financial statement for the year ended December 31, 1986 and an unaudited interim statement for the nine months ended September 30, 1987. All assets and liabilities which existed at those times were written off resulting in a deficit of $201,901. Expenses incurred from that time until 1996, ($10,915) when the Company re-entered into a development stage, have also been included in retained earnings (deficit) resulting in a balance of $212,816 at December 31, 1995. The balance sheet category "Deficit accumulated during the development stage" includes the activity from December 31, 1995 forward.

NOTE 7 - CONTINGENCIES

During 1987 and 1988, the Company discontinued all of its operations and those of its subsidiary. Management believes that the Company is not liable for any existing liabilities related to its former operations and those of its subsidiary but the possibility exists that creditors and others seeking relief from the subsidiary may also include the Company in claims and suits pursuant to the parent subsidiary relationship which existed between the Company and its subsidiary. The Company is not currently named in any such suits nor is it aware of any such suits against its former subsidiary. It is the belief of Management and their Counsel that the Company would be successful in defending against any such claims and that no material negative impact on the financial position of the Company would occur. Management and Counsel further believe that with the passage of time the likelihood of any such claims being raised is becoming more remote and that various Statutes of Limitations should provide adequate defenses for the Company. Consequently, the financial statements do not reflect any accruals or allowances for any such claims.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has no current operations, has incurred significant losses the past few years and has liabilities in excess of assets resulting in a stockholders' deficit. This raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and /or through additional sales of its common stock which funds will be used to assist in establishing on-going operations or through a business acquisition. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
non-affiliated lender in an arm's length transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such potential business venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years, and was dormant from 1988 to January 1, 1996.

     At September 30, 1996, the Company had no assets and had liabilities of $13,268. There were no revenues in the three months ended September 30, 1996 and 1995, and expenses during these periods were $313 and $524, respectively. And in the nine months ended September 30, 1996 and 1995, there were no revenues and expenses were $2,353 and $1,524, respectively. For the period from January 1, 1996 through September 30, 1996, there were no revenues and expenses were $2,353.

     For the three months ended September 30, 1996, there was a net loss from operations of ($313); for the three months ended September 30, 1995, there was a net loss of ($524); and for the nine months ended September 30, 1996 and 1995, net losses were ($2,353) and ($1,524), respectively.

Liquidity
---------

     Since January 1, 1996, and through September 30, 1996, $2,353 were provided by members of management to pay the expenses incurred by the Company in bringing its status current in the state of Nevada and related matters. There is no written note or agreement respecting the repayment of these funds, although they are due on demand, and bear no interest.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years; further, no matter has been submitted to a vote of the Company's security holders since the Company became dormant in 1988.

Item 5.   Other Information.

          Effective July 29, 1997, the Company effected a 1 for 21.643 reverse split of its 10,821,500 outstanding shares of $0.001 par value common stock, while retaining the authorized shares at 100,000,000 and the par value at $0.001, with appropriate adjustments in the stated captial and captial surplus accounts of the Company. No fractional shares were issued, and all fractions were rounded up to the nearest whole share.

        Subject to the effectiveness of this reverse split, on July 23, 1997, the Board of Directors resolved to issue 500,000 "unregistered" and "restricted" post-split shares of its $0.001 par value common stock to each of its directors in consideration of services rendered by each and valued at $500 each.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

             None.

          (b)  Reports on Form 8-K.

               None.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERNATIONAL FIRE PREVENTION, INC.



Date: 8/10/97                          By  /s/ David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        INTERNATIONAL FIRE PREVENTION, INC.



Date:  8/10/97                           By /s/ David C. Merrell
                                         President and
                                         Director


Date:  8/10/97                           By /s/ Corie Merrell
                                         Secretary/Treasurer and Director