Form 10KSB
period 1996-12-31
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-08-14
CIK 769796

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  2-98074-NY

               INTERNATIONAL FIRE PREVENTION, INC.
          (Name of Small Business Issuer in its Charter)

        NEVADA                                         11-2751536
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                     9005 Cobble Canyon Lane
                        Sandy, Utah  84093
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

                     Conference Capital Corp.
                    1887 O'Toole, Suite #C-106
                    San Jose, California 95131
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:      None.

Securities Registered under Section 12(g) of the Exchange Act:      None.

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  December 31, 1996-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1996 - $47.  There are approximately 47,198 shares of
common voting stock of the Registrant held by non-affiliates.    Since 1988,
there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.


           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            July 31, 1997

                              *1,500,000

          *Takes into account a one for 21.643 reverse split of the 10,821,500 outstanding shares of common stock, effective July 29, 1997, and the issuance of 1,000,000 post split "unregistered" and "restricted" shares of common stock to directors and executive officers in consideration of services rendered. See the heading "Business Development" of Item 1 of this Report.


               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.

Business Development.

          International Fire Prevention, Inc. (the "Company") was organized under the laws of the State of Nevada on December 18, 1984, under the name "Conference Capital Corp." The Company was formed for the purpose of engaging in any activity or business not in conflict with the laws of the State of Nevada or of the United States of America.

          The Company's initial authorized capital consisted of 100,000,000 shares of one mill ($0.001) par value common voting stock. A copy of the Company's initial Articles of Incorporation is attached hereto and incorporated herein by reference. See Item 13 of this Report.

          At the first meeting of the Company's Board of Directors, an aggregate total of 5,000,000 "unregistered" and "restricted" shares of the Company's common stock were issued to certain directors, executive officers and persons who may be deemed to have been promoters or founders of the Company, in consideration of the sum of $5,000.

          The Company subsequently publicly offered and sold 500,000 units, each unit consisting of one common share, two Class A Redeemable Common Stock Purchase Warrants and 3 Class B Redeemable Common Stock Purchase Warrants, at a price of $0.20 per share, pursuant to an S-18 Registration Statement which was filed with the Securities and Exchange Commission on or about July 30, 1985, and which became effective on August 26, 1985. The offering was completed on October 3, 1985, with the Company receiving gross proceeds of $100,000 and net proceeds of $64,970 after deduction of legal and accounting fees, prospectus costs and other expenses incidental to the public offering. By this reference, the Company's Registration Statement on Form S-18 of the Securities and Exchange Commission and its Prospectus dated August 26, 1985, are incorporated herein. See Item 13 below.

          As of December 31, 1985, warrant holders had exercised 152,000 A warrants and 4,500 B warrants for a total of $63,050. As of December 31, 1986, warrant holders had exercised an additional 162,970 A warrants for a total of $65,188. The unexercised A and B Warrants expired 12 and 24 months, respectively, from the completion of the Company's public offering on October 3, 1985.

          On February 16, 1987, the Company acquired all of the issued and outstanding shares of common stock of International Fire Prevention, a California corporation ("IFP"), in exchange for 5,000,000 "unregistered" and "restricted" shares its common stock, and IFP became a wholly owned subsidiary of the Company. IFP's sole business operations involving the marketing of a liquid fire retardant coating with flame proofing protection. A Current Report on Form 8-K, dated February 16, 1987, covering this acquisition was filed with the Securities and Exchange Commission on or about April 27, 1987, and is incorporated herein by this reference. See Item 13 of this Report.

          At a Special Meeting of the stockholders of the Company held on May 1, 1987, persons owning a majority of the outstanding shares of common voting stock entitled to vote at such meeting voted to change the name of the Company to "International Fire Prevention, Inc." A copy of the Certificate of Amendment to the Articles of Incorporation is attached hereto and incorporated herein by reference.

          Pursuant to resolutions of Board of Directors adopted May 29, 1987, the Company filed a Certificate of Ownership and Merger with the State of Nevada, merging IFP into the Company, effective July 6, 1987. A copy of the Certificate of Ownership and Merger is attached hereto and incorporated herein by reference. See Item 13 of the Report.

          Pursuant to the Company's Bylaws, on September 4, 1996, John T. Noah, the Company's President and sole director, appointed David C. Merrell to fill a vacancy on the Board of Directors in contemplation of reviving the Company. Mr. Noah resigned immediately thereafter. Gerald L. Wheeler, the Company's Secretary and Treasurer, also resigned. Simultaneously, Mr. Merrell designated his wife, Corie Merrell, to serve as a director of the Company until the next annual meeting of stockholders and until her successor is elected and qualified or until her prior resignation or termination. On the same date, the Board of Directors unanimously consented without a meeting and pursuant to applicable provisions of the Nevada Revised Statutes to elect the following persons to serve in the capacities indicated: David C. Merrell, President; and Corie Merrell, Secretary/Treasurer.

          Effective July 29, 1997, the Company approved a one for 21.643 reverse split of the 10,821,500 outstanding shares of common stock, and the issuance of 1,000,000 post split "unregistered" and "restricted" shares of common stock to directors and executive officers in consideration of services rendered. A copy of the Certificate respecting this reverse split has been filed with the Securities and Exchange Commission as an exhibit to the Company's 10-QSB Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by this reference. All references to outstanding shares hereinbelow reflect this reverse split. For further information respecting the issuance of shares to directors and executive officers, see Items 10 and 11 of this Report.

          The only business operations ever conducted by the Company were those of IFP, which proved unsuccessful, and were terminated in 1988. Commencing on or about January 1, 1996 and other than maintaining and restoring its good standing status in the State of Nevada, seeking prospective businesses or assets to acquire, the Company has had no material business operations since that time.

Business.

          The Company has not engaged in any material business operations since 1987. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada and the very limited operations of IFP. The Company has no material tangible property or assets.

          The Company intends to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a "shell" and will be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that because of its lack of resources, the number of suitable potential business ventures which may be available to it will be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution public investors will suffer to the benefit of the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

          Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly analyze without referring to any objective criteria.

          Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

          Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, since the Company has extremely limited current assets and cash reserves, these activities may be limited, and if undertaken, the cost and expense thereof will be advanced by management, and may further dilute the interest of the stockholders of the Company.

          The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

          Because the Company has extremely limited assets, management anticipates that any finder's fees would be paid in the form of common stock of the Company, rather than cash. This would have the effect of further diluting the shares of current stockholders. In the event that funds become available from a company that is a candidate for a merger or acquisition transaction, such fees may be paid in cash. Whether paid in the form of common stock or cash, and whether paid to members of management, beneficial owners or their affiliates, or unaffiliated third parties, the amount of such finder's fees will not exceed the amount that the Company would pay to an unaffiliated third party in an arm's length transaction.

          Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Such fees may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

          None of the Company's directors, executive officers or promoters, or their affiliates or associates, has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with the Company. Nor are there any present plans, proposals, arrangements or understandings with any such persons regarding the possibility of any acquisition or merger involving the Company.

Risk Factors.

          In any business venture, there are substantial risks specific to the particular enterprise and which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

          Limited Assets; No Source of Revenue. The Company has virtually no assets and has had no revenues since 1987. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

          Absence of Substantive Disclosure Relating to Prospective Acquisitions. Because the Company has not yet identified any assets, property or business that it may potentially acquire, and because the operations of Graffiti are extremely limited, potential investors in the Company will have virtually no substantive information upon which to base a decision whether or not to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

           Unspecified Industry and Acquired Business; Unascertainable
Risks. To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may invest. To the extent that the Company may acquire a business in a highly risky industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

          Uncertain Structure of Acquisition. Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to acquire any specific assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because the Company has virtually no resources as of the date of this Report, management expects that any such acquisition would take the form of an exchange of capital stock.

          Management to Devote Insignificant Time to Activities of the Company. Members of the Company's management are not required to devote their full time to the affairs of the Company. Because of their time commitments, as well as the fact that the Company has no business operations, the members of management anticipate that they will devote an insignificant amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition target.

          Voting Control. Due to their ownership of a majority of the Company's outstanding common stock (approximately 97% of the outstanding voting securities of the Company are owned by Mr. and Ms. Merrell), David C. Merrell and Corie Merrell have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

          No Market for Common Stock; No Market for Shares. Although the Company intends to submit for listing of its common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"), there is currently no market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of the Company is likely to be very volatile, and numerous factors beyond the control of the Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Company's common stock in any market that may develop. See Item 5 of this Report.

          Conflicts of Interest; Related Party Transactions. David C. Merrell and Corie Merrell may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to or in connection with any proposed merger or acquisition transaction, which may present a conflict of interest. The Company's other stockholders may not be afforded an opportunity to approve or consent to any particular stock buyout transaction.

          Risks of "Penny Stock." The Company's common stock may be deemed to be "penny stock" as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) is an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

          There was an "established public market" for the Company's common stock in December 1985 through December 1986 on the "Over-the-counter market" with quotes listed in the National Quotation Sheets. At such time as the Company completes a merger or acquisition transaction, if at all, it may attempt to qualify for listing on either NASDAQ or a national securities exchange. However, at least initially, any trading in its common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. (the "NASD").

          There are presently no market makers for the Company's common stock. In the event that it is unsuccessful, after completing a merger or acquisition transaction, in obtaining a listing on NASDAQ or a national securities exchange, it will seek a securities firm to make a market in its securities. If there is only one market maker in the Company's securities, there is a risk that market maker will dominate the market and set prices that are not based on competitive forces.

          Section 15(g) of the Securities Exchange Act of 1934, as amended, and Reg. Section 240.15g-2 of the Securities and Exchange Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

          Moreover, Reg. Section 240.15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company's common stock to resell their shares to third parties or to otherwise dispose of them.

Item 2.  Description of Property.

          The Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of David C. Merrell, which are provided at no cost. See Item 1 of this Report.

Item 3.  Legal Proceedings.

          The Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

          Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the period covered by this report or during the previous two fiscal years; further, since the cessation of business operations in 1988, no matter has been submitted to a vote of the Company's security holders.


                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

          The Company had a "public market" for shares of common stock from December 1985 through December 1986; these shares were quoted in the "Pink Sheets" of the National Quotation Bureau, Inc. There has been no "public market" for shares of its common stock since. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition, reorganization or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market.

Holders

          The number of record holders of the Company's common stock as of the years ended December 31, 1996 and 1995 was approximately 435; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of August 12, 1997, there were approximately 435 stockholders.

Dividends

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

          The Company has not engaged in any material business operations since 1987. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada and the very limited operations of IFP. The Company has no material tangible property or assets.

          The Company intends to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.

          The Company's only foreseeable cash requirements during the next
12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations

          The Company discontinued its active operations in 1988, and has had no revenues since. On January 1, 1996, it recommenced its developmental stage, and incurred a net loss in the amount of $2,665, for the year ended December 31, 1996.

Liquidity

          Since January 1, 1996, members of management have provided $2,665 in loans to pay the expenses incurred by the Company in bringing its status current in the state of Nevada and related matters. There is no written note or agreement respecting the repayment of these loans, although they are due on demand, and bear no interest.

Item 7.  Financial Statements.
                                                       Page
For the periods ended December 31, 1996 and 1995            Number

     Independent Auditors' Report

     Balance Sheets for December 31, 1996
          and 1995

     Statements of Operations for the years ending
December 31, 1996 and 1995

     Statements of Stockholders' Equity (Deficit)
          From December 31, 1994 through December 31, 1996
     Statements of Cash Flows for the years ended
          December 31, 1996 and 1995
     Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          No independent accountant of the Company has resigned, declined to stand for re-election or was dismissed during the Company's two most recent fiscal years or any interim period. Due to the Company's lack of significant business operations since approximately 1987, present management has deemed it to be in the best interests of the Company to appoint a new independent accountant to audit its books and records. Accordingly, on April 7, 1997, the Board of Directors unanimously resolved to retain the services of Pritchett, Siler & Hardy, P.C., Certified Public Accountants, in this regard. See Items 1 and 4 of this Report.


                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company since 1988, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.
                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

Corie Merrell       Director                9/96            *
                    Secretary/              9/96            *
                    Treasurer

David C. Merrell    Director                9/96            *
                    President               9/96            *

John T. Noah        President               1983             9/96
                    Director                1983             9/96
                    Chief Executive
                      Officer               1983             9/96

Gerald L. Wheeler   Director                1983             9/96
                    Vice President          1983


          * These persons presently serve in the capacities indicated opposite their respective names.


Term of Office

          The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in December of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience

          David C. Merrell, Director and President. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981.

          Corie Merrell, Director and Secretary/Treasurer. Since 1989, she has been part owner of DCM Finance and is currently a part time student at Westminster College majoring in Psychology.

Family Relationships

          David C. Merrell and Corie Merrell are husband and wife.

Involvement in Certain Legal Proceedings

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

                  (ii)   Engaging in any type of business practice; or

                 (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.


Compliance with Section 16(a) of the Exchange Act

          No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.

Item 10. Executive Compensation.

Cash Compensation

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:



                      SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation                   Awards       Payouts
  (a)           (b)      (c)     (d)      (e)        (f)          (g) (h)
(i)

Name and     Years or                       Other
 All
principal    periods                        annual    Restricted Option/  LTIP
 other
position     ended 1996     $        $      compen-   stock      SAR's
payouts compen-
             1995, 1994     Salary Bonus    sation    awards$    #       $
 sation$

John T. Noah December 31,   0        0        0         0           0      0
   0
Former
President
Director

Gerald L.     December 31,  0        0        0         0           0      0
   0
Wheeler
Former
Vice
President
Director

Corie Merrell December 31,  0        0        0         0           0      0
   0
Sec/Tres
Director

Dave Merrell  December 31,  0        0        0         0           0      0
   0
President
Director

          *On July 29, 1997, the Company issued 1,000,000 post-split "unregistered" and
"restricted" shares of common stock to directors and executive officers in consideration of services rendered. Also, see Item 11 below.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, 1995 or 1994, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors

          There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

          There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement

          There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of December 31, 1995 and 1996, and the date hereof:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address         12/31/95         12/31/96            Current

David C. Merrell                        226,401* - 45%      726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell                           226,401* - 45%      726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

John T. Noah            231,022 - 46%
200 S. Owens Drive
Anaheim Hill, CA 92808

Gerald L. Wheeler       231,022 - 46%
109 East Yale Loop
Irvine, CA 92604

TOTALS                  462,044 - 92%    462,044 - 90%       452,802 - 96%

          *On September 4, 1996, John T. Noah and Gerald L. Wheeler, each respectively pledged 226,401 shares of their common stock to David C. Merrell pursuant to Promissory Notes in the respective amounts of $1,000 each, due and payable on January 3, 1997. Mr. Merrell transferred shares equally into his and his wife's name as security for these notes. These notes were not paid and Mr. Merrell commenced foreclosure proceedings with respect to these securities on August 6, 1997; these securities are deemed to be owned beneficially by Mr. Merrell. On July 23, 1997, subject to a 1 for 21.643 reverse split of the outstanding shares of the common stock of the Company, the Board of Directors resolved to issued 500,000 "unregistered" and "restricted" shares of common stock to each of the directors for services valued at $500.


Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1995 and 1996, and to the date hereof:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address           12/31/95     12/31/96       Current


David C. Merrell                          226,401 - 45%     726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell                             226,401 - 45%     726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

John T. Noah              231,022 - 46%
200 S. Owens Drive
Anaheim Hill, CA 92808

Gerald L. Wheeler         231,022 - 46%
109 East Yale Loop
Irvine, CA 92604

TOTALS                    462,044 - 92%   452,802 - 90%    1,452,802 - 96%

          On September 4, 1996, John T. Noah and Gerald L. Wheeler, pledged there securities to David C. Merrell in Promissory Notes in the respective amounts of $1,000 each, due and payable on January 3, 1997. Mr. Merrell transferred these shares equally into his and his wife's names as security for these notes. These notes were not paid and Mr. Merrell commenced foreclosure proceedings with respect to these securities on August 6, 1997.

          As of August 12, 1997, the Company's directors and executive officers as a group (3) beneficially owned a total of 1,452,802 shares of the Company's common stock, or approximately 96% of the outstanding voting securities of the Company.

Changes in Control

          To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

Item 12. Certain Relationships and Related Transactions.

Transactions with Management and Others.

          Except as indicated under the heading "Business Development" of
Item 1 hereof and in Item 10 of this Report, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.

          Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None.
                                             Exhibit
Exhibits*                                    Number

          (i)

Certificate of Ownership and Merger of       2
IFP into the Company

Initial Articles of Incorporation            3.1

Amendment to Articles of Incorporation       3.2
respecting name change


          (ii)                   Where Incorporated
                                   In This Report

Registration Statement on Form S-18          Part I              **

Prospectus dated August 26, 1985        Part I              **

Current Report on Form 8-K filed on     Part I              **
February 16, 1987

Certificate respecting reverse split    Part I              **

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.


                            SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTERNATIONAL FIRE PREVENTION, INC.


Date: 8/10/97                      By /s/ David C. Merrell
                                    President and Director


Date: 8/10/97                      By /s/ Corie Merrell
                                    Secretary/Treasurer and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              INTERNATIONAL FIRE PREVENTION, INC.


Date:  8/10/97                      By /s/ David C. Merrell
                                    President and Director


Date:  8/10/97                By /s/ Corie Merrell
                                    Secretary/Treasurer and Director


                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]

                            FINANCIAL STATEMENTS

                         DECEMBER 31, 1996 AND 1995

PRITCHETT, SILER & HARDY, P.C. [letterhead]
CERTIFIED PUBLIC ACCOUNTANTS
430 EAST 400 SOUTH
SALT LAKE CITY, UTAH 84111
(801) 328-2727 - FAX (801) 328-1123

                        INDEPENDENT AUDITORS' REPORT

Board of Directors
INTERNATIONAL FIRE PREVENTION, INC.
Indian Wells, California

We have audited the accompanying balance sheet of International Fire Prevention, Inc. [a development stage company] at December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995 and for the cumulative period from December 31, 1995 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion and based on the opinions of other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of International Fire Prevention, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the cumulative period from December 31, 1995 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has no on-going operations, has incurred substantial losses and has liabilities in excess of assets resulting in a stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

March 15, 1997

                   INTERNATIONAL FIRE PREVENTION, INC.
                      [A Development Stage Company]
                            BALANCE SHEETS
                                ASSETS

                                                    December 31,

                                                   1996      1995
 CURRENT ASSETS:
 Cash                                            $    -    $    -

Total Current Assets                                  -         -

                                                 $    -    $    -

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
 Accounts payable                                $ 11,650  $ 10,400
 Payable to related parties                         1,930       515
 Total Current Liabilities                         13,580    10,915

 STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.001 per value, 100,000,000
 shares authorized, 10,821,500 shares issued
 and outstanding at December 31, 1996 and 1995     10,821    10,821
 Capital in excess of par value                   191,080   191,080
 Retained earnings (deficit)                     (212,816) (212,816)
 Deficit accumulated during the development stage  (2,665)      -
 Total Stockholders' Equity (Deficit)             (13,580)  (10,915)
                                                 $    -    $    -

The accompanying notes are an integral part of these financial statements.

                          INTERNATIONAL FIRE PREVENTION, INC.
                            [A Development Stage Company]
                               STATEMENTS OF OPERATIONS
                                                           Cumulative
                                                              From
                                    For the Years Ended    December 31,
                                        December 31,       1995 through
                                                           December 31,
                                    1996           1995        1996
 REVENUE:
 Sales                              $   -        $   -       $   -
 Total Revenue                          -            -           -
 EXPENSES:
 General and administrative           2,665        2,024       2,665
 Total Expenses                       2,665        2,024       2,665
 LOSS FROM OPERATIONS                (2,665)      (2,024)     (2,665)
 CURRENT INCOME TAX                     -            -           -
DEFERRED INCOME TAX                     -            -           -
 NET LOSS                          $ (2,665)    $ (2,024)   $ (2,665)
 LOSS PER SHARE                    $   (.00)    $   (.00)   $   (.00)

The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL FIRE PREVENTION, INC.
                         [A Development Stage Company]
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FROM DECEMBER 31, 1994 THROUGH DECEMBER 31, 1996
                                                              (Deficit)
                                                               Earnings
                                                              Accumulated
                        Common Stock    Capital in  Retained  During the
                                         Excess of  Earnings  Development
                      Shares    Amount  Par Value   (Deficit)    Stage
 BALANCE,
  December 31, 1994 10,821,500 $ 10,821 $191,080   $(210,792) $     -
 Net loss for the
 period ended
 December 31
 1995                      -        -        -        (2,024)       -

BALANCE,
 December 31, 1995  10,821,500   10,821  191,080    (212,816)       -
Net loss for the
period ended
December 31,
 1996                      -        -        -           -       (2,665)

BALANCE,
 December 31, 1996  10,821,500 $ 10,821 $191,080   $(212,816)  $ (2,665)

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                         STATEMENTS OF CASH FLOWS
              Increase (Decrease) in Cash and Cash Equivalents
                                                              Cumulative
                                                                 From
                                     For the Years Ended     December 31,
                                      December 31,           1995 through
                                                             December 31,
                                       1996        1995          1996
 Cash Flows to Operating Activities:
 Net income (loss)                  $ (2,665)   $ (2,024)     $ (2,665)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
 Changes in assets and liabilities:
 Increase (decrease) in accounts
 payable                               1,250       2,000         1,250
 Increase (decrease) in Payable
 to related party                      1,415          24         1,415

 Net Cash Flows to Operating
 Activities                              -           -             -

Cash Flows to Investing Activities:
Proceeds from sale of property
and equipment                            -           -             -

Net Cash to Investing Activities         -           -             -

Cash Flows from Financing Activities:
Proceeds from notes payable              -           -             -
Proceeds from shareholder advances       -           -             -

Net Cash from Financing Activities       -           -             -

Net Cash Flow Activity                   -           -             -

Cash at Beginning of the Year            -           -             -

Cash at End of the Year              $   -       $   -          $  -

Supplemental Disclosures of Cash
Flow Information:
None

Supplemental Schedule of Noncash Investing and Financial Activities:
None

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                       NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - The Company was organized under the laws of the State of Nevada as Conference Capital Corp. on December 14, 1984. The Company raised $100,000 through a public stock offering which was registered with the Securities and Exchange Commission on Form S- 18. During 1987 the Company entered into a business acquisition with International Fire Prevention ("IFP") wherein IFP became a wholly-owned subsidiary of the Company. The operations of IFP were not successful and the Company became dormant in approximately 1988. The Company has been inactive since that time and also had its corporate charters canceled. During 1996, the Company was re-instated with the State of Nevada and is currently in good standing. The Company is considered to have re-entered into a new development stage during 1996. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the Company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

Development Stage - The Company is considered a development stage company as defined in SFAS No. 7. Consequently, cumulative numbers have been provided from December 31, 1995 forward to reflect the Company re-entering into development stage during 1996.


Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

NOTE 2 - PAYABLE TO RELATED PARTY

An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $1,930 and $515 as of December 31, 1996 and 1995, respectively. [See Note 4]

NOTE 3 - CAPITAL STOCK

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Payables to Related Party - At December 31, 1996 and 1995 the Company had $1,930 and $515 in related party payables. Total advances made during 1996 and 1995 were $1,415 and $24 respectively.

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

The Company has available at December 31, 1996 unused operating loss carryforwards of approximately $13,000, which may be applied against future taxable income and which expire in various years through 2011. If certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforward which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $4,500) at December 31, 1996 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal lo the tax effect of the current period's net loss (approximately $900 for 1996).

NOTE 6 - RETAINED EARNINGS (DEFICIT)

When the Company discontinued its previous operations and became inactive (approximately 1987-1988) many of the Company's records were lost or not maintained. Current management has made a search for any assets, potential liabilities and accounting records related to the Company and its previous operations. Management has used the last available financial statements of the Company (prior to going inactive) to calculate its retained earnings (deficit). The financial statements used by management included an audited financial statement for the year ended December 31, 1986 and an unaudited interim statement for the nine months ended September 30, 1987. All assets and liabilities which existed at those times were written off resulting in a deficit of $201,901. Expenses incurred from that time until 1996, ($10,915) when the Company re-entered into a development stage, have also been included in retained earnings (deficit) resulting in a balance of $212,816 at December 31, 1995. The balance sheet category "Deficit accumulated during the development stage" includes the activity for the year 1996.

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