Form 10QSB
period 1997-03-31
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-08-14
CIK 769796

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997
                           --------------

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

                        INTERNATIONAL FIRE PREVENTION, INC.
                           [A Development Stage Company]
                              CONDENSED BALANCE SHEETS
                                    [Unaudited]
                                      ASSETS
                                             March 31,       December 31,
                                               1997              1996
 CURRENT ASSETS:
 Cash                                       $     -            $    -

Total Current Assets                              -                 -

 OTHER ASSETS                                     -                 -
                                            $     -           $     -

                        LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                           $  12,250         $  11,650
 Payable to related parties                     1,930             1,930
 Total Current Liabilities                     14,180            13,580

 STOCKHOLDERS' EQUITY:
 Common stock                                  10,821            10,821
 Capital in excess of par value               191,080           191,080
 Retained earnings(deficit)                  (212,816)         (212,816)
 Deficit accumulated during the
 development stage                             (3,265)           (2,665)
 Total Stockholders' Equity                   (14,180)          (13,580)
                                            $     -            $    -

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

                      INTERNATIONAL FIRE PREVENTION, INC.
                         [A Development Stage Company]
                      CONDENSED STATEMENTS OF OPERATIONS
                                [Unaudited]
                                        For the Three    For the Period
                                         Months Ended   From December 31,
                                          March 31,        1995 Through
                                                             March 31,
                                       1997      1996          1997
 REVENUE                             $   -      $  -         $   -

 EXPENSES:
 General and administration              600     1,727         3,265
                                         600     1,727         3,265
 LOSS FROM OPERATIONS                   (600)   (1,727)       (3,265)
 CURRENT INCOME TAX EXPENSE              -         -             -
DEFERRED INCOME TAX EXPENSE              -         -             -
  NET LOSS                            $ (600) $ (1,727)     $ (3,265)

The accompanying notes are an integral part of these financial statements.

                      INTERNATIONAL FIRE PREVENTION, INC.
                        [A Development Stage Company]
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  [Unaudited]
                                        For the Three    For the Period
                                        Months Ended     From December 31
                                          March 31,        1995 Through
                                                             March 31
                                       1997       1996         1997
 Cash Flows from Operating Activities:
 Net (loss)                           $ (600)   $(1,727)     $ (3,265)
 Adjustments to reconcile net income to
 net cash used by operating activities:
 Non-cash expenses (income)              -          -             -
 Changes in assets and liabilities:
 Accounts payable                        600        312         1,850
 Payable-related party                   -        1,415         1,415

 Net Cash Flows used by
 Operating Activities                    -          -             -

Cash Flows from Investing Activities
Net Cash Flows used by

Investing Activities                     -          -             -

Cash Flows from Financing Activities:

Proceeds from common stock issuance      -          -             -
Advances by shareholders                 -          -             -

Net Cash Flows Provided by
Financing Activities                     -          -             -

Net Increase (Decrease) in Cash          -          -             -

Cash at Beginning of Period              -          -             -

Cash at End of Period                $   -      $   -         $   -

Supplemental schedule of Non-cash Investing and Financing Activities:
   For the three months ended March 31,1997
        None
   For the three months ended March 31,1996
        None

The accompanying notes are an integral part of these financial statements.

                       INTERNATIONAL FIRE PREVENTION, INC.
                         [A Development Stage Company]
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - PAYABLE TO RELATED PARTY

An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $1,930 as of March 31, 1997 and December 31, 1996, respectively. [See Note 4]

NOTE 3 - CAPITAL STOCK

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Payables to Related Party - At March 31, 1997 and December 31 1996 the Company had $1,930 in related party payables. Total advances made during 1997 and 1996 were $0 and $1,415 respectively.

Office Space - The Company currently has no operations and has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, on a rent free basis.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 '`Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

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

     At March 31, 1997, the Company had no assets and had liabilities of $14,180. There were no revenues in the periods ended March 31, 1997 and 1996, and expenses during these periods were $600 and $1,727, respectively.

     For the three months ended March 31, 1997, there was a net loss from operations of ($600); for the three months ended March 31, 1996, there was a net loss of ($1,727).

Liquidity
---------

     Since January 1, 1996, and through March 31, 1997, $3,265 were provided by members of management to pay the expenses incurred by the Company in bringing its status current in the state of Nevada and related matters. There is no written note or agreement respecting the repayment of these funds, although they are due on demand, and bear no interest.

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