Form 10QSB
period 1997-06-30
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-08-14
CIK 769796

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
                           -------------

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

                     INTERNATIONAL FIRE PREVENTION, INC.
                       [A Development Stage Company]
                          CONDENSED BALANCE SHEETS
                                [Unaudited]
                                   ASSETS

                                                June 30,   December 31,
                                                  1997         1996
 CURRENT ASSETS:
 Cash                                          $    -         $    -
 Total Current Assets                               -              -

 OTHER ASSETS                                       -              -
                                               $    -         $    -

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
 Accounts payable                              $ 12,850       $ 11,650
 Payable to related parties                       1,930          1,930
 Total Current Liabilities                       14,780         13,580

 STOCKHOLDERS' EQUITY:
 Common stock                                    10,821         10,821
 Capital in excess of par value                 191,080        191,080
 Retained earnings (deficit)                   (212,816)      (212,816)
 Deficit accumulated during the
 development stage                               (3,865)        (2,665)
 Total Stockholders' Equity                     (14,780)       (13,580)
                                               $    -         $    -

The accompanying notes are an integral part of these financial statements.
NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                      INTERNATIONAL FIRE PREVENTION, INC.
                         [A Development Stage Company]
                       CONDENSED STATEMENTS OF OPERATIONS
                                  [Unaudited]
                              For the Three    For the Six    For the Period
                               Months Ended    Months Ended  From December 31,
                                 June 30,        June 30,      1995 Through
                                                                  June 30,

                             1997      1996    1997     1996         1997
 REVENUE                    $   -     $   -   $   -    $   -        $   -
 EXPENSES:
 General and administrative     600       313   1,200    2,040        3,865
 Total expenses                 600       313   1,200    2,040        3,865

 LOSS FROM OPERATIONS          (600)     (313) (1,200)  (2,040)      (3,865)
 CURRENT INCOME TAX
 EXPENSE                        -         -       -        -            -
DEFERRED INCOME TAX
EXPENSE                         -         -       -        -            -

 NET LOSS                  $   (600)  $  (313)$(1,200) $(2,040)    $ (3,865)

The accompanying notes are an integral part of these financial statements.

                     INTERNATIONAL FIRE PREVENTION, INC.
                        [A Development Stage Company]
                     CONDENSED STATEMENTS OF CASH FLOWS
                                [Unaudited]
                                          For the Six         For the Period
                                          Months Ended       From December 31,
                                            June 30,           1995 Through
                                                                  June 30,
                                         1997      1996             1997
 Cash Flows from Operating Activities:
 Net (loss)                            $(1,200)  $(2,040)         $(3,865)
 Adjustments to reconcile net income to
 net cash used by operating activities:
 Non-cash expenses (income)                -         -                -
Changes in assets and liabilities:
 Accounts Payable                        1,200       625            2,450
 Payable to related party                  -       1,415            1,415

Net Cash Flows used by
Operating Activities                       -         -                -

Cash Flows from Investing Activities:      -         -                -

Net Cash Flows used by
Investing Activities                       -         -                -

Cash Flows from Financing Activities:
Proceeds from common stock issuance        -         -                -
Advances by shareholders                   -         -                -

Net Cash Flows Provided by
Financing Activities                       -         -                -

Net Increase (Decrease) in Cash            -         -                -

Cash at Beginning of Period                -         -                -

 Cash at End of Period                 $   -     $   -             $  -

Supplemental schedule of Non-cash Investing and Financing Activities:

  For the three months ended June 30,1997
        None
  For the period ended September 30, 1995:
        None

The accompanying notes are an integral part of these financial statements.

                    INTERNATIONAL FIRE PREVENTION, INC.
                      [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

Organization - The Company was organized under the laws of the State of Nevada as Conference Capital Corp. on December 14, 1984. The Company raised $100,000 through a public stock offering which was registered with the Securities and Exchange Commission on Form S 18. During 1987 the Company entered into a business acquisition with International Fire Prevention ("IFP") wherein IFP became a wholly-owned subsidiary of the Company. The operations of IFP were not successful and the Company became dormant in approximately 1988. The Company has been inactive since that time and also had its corporate charters canceled. During 1996, the Company was re-instated with the State of Nevada and is currently in good standing. The Company is considered to have re-entered into a new development stage during 1996. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

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

NOTE 2 - PAYABLE TO RELATED PARTY

An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $1,930 as of June 30, 1997 and December 31, 1996, respectively. [See Note 4]

NOTE 3 - CAPITAL STOCK

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Payables to Related Party - At June 30, 1997 and December 31 1996 the Company had $1,930 in related party Payables. Total advances made during 1997 and 1996 were $0 and $1,415 respectively.

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

     At June 30, 1997, the Company had no assets and had liabilities of $14,780. There were no revenues in the three months ended June 30, 1997 and 1996, and expenses during these periods were $600 and $313, respectively. And in the six months ended June 30, 1997 and 1996, there were no revenues and expenses were $1,200 and $2,404, respectively. For the period from inception January 1, 1996 through June 30, 1997, there were no revenues and expenses were $3,865.

     For the three months ended June 30, 1997, there was a net loss from operations of ($600); for the three months ended June 30, 1996, there was a net loss of ($313); and for the six months ended June 30, 1997 and 1996, net losses were ($1,200) and ($2,040), respectively.

Liquidity
---------

     Since January 1, 1996, and through June 30, 1997, $3,865 were provided by members of management to pay the expenses incurred by the Company in bringing its status current in the state of Nevada and related matters. There is no written note or agreement respecting the repayment of these funds, although they are due on demand, and bear no interest.

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

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             Certificate of International Fire            99.1
             Prevention, Inc., a Nevada Corporation,
             Pursuant to Section 78.207(4) of the
             Nevada Revised Statutes

          (b)  Reports on Form 8-K.

             None.

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