Form 10KSB/A
period 1996-12-31
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-11-14
CIK 769796

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB-A1

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

                              INTERNATIONAL FIRE PREVENTION, INC.


Date: 11/13/97                      By:/s/David C. Merrell
                                    David C. Merrell
                                    President and Director


Date: 11/13/97                      By:/s/Corie Merrell
                                    Corie Merrell
                                    Secretary/Treasurer and Director


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                              INTERNATIONAL FIRE PREVENTION, INC.


Date: 11/13/97                      By:/s/David C. Merrell
                                    David C. Merrell
                                    President and Director


Date: 11/13/97                      By:/s/Corie Merrell
                                    Corie Merrell
                                    Secretary/Treasurer and Director


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