Form 10QSB
period 1997-09-30
INTERNATIONAL FIRE PREVENTION INC /NV/
filed 1997-11-14
CIK 769796

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
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

                               September 30, 1997

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


               INTERNATIONAL FIRE PREVENTION, INC.
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS
                           [Unaudited]
                             ASSETS

                                           September 30,  December 31,
                                                1997          1996
                                           ___________    ___________
CURRENT ASSETS:
  Cash                                        $      -      $      -
                                           ___________    ___________
     Total Current Assets                            -             -

OTHER ASSETS                                         -             -
                                           ___________    ___________
                                              $      -      $      -
                                           ___________    ___________

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $ 15,899       $ 11,650
  Payable to related parties                     4,430          1,930
                                           ___________    ___________
     Total Current Liabilities                  20,329         13,580
                                           ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock                                   1,500            500
  Capital in excess of par value               201,401        201,401
  Retained earnings (deficit)                 (212,816)      (212,816)
  Deficit accumulated during the
    development stage                          (10,414)        (2,665)
                                           ___________    ___________
      Total Stockholders' Equity (Deficit)     (20,329)       (13,580)
                                           ___________    ___________
                                              $      -       $      -
                                           ___________    ___________


 The accompanying notes are an integral part of these financial statements.

NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

               INTERNATIONAL FIRE PREVENTION, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                      For the Three      For the Nine       For the Period
                       Months Ended       Months Ended     From December 31,
                      September 30,      September 30,       1995 Through
                     ________________   ________________     September 30,
                      1997      1996     1997      1996          1997
                     ______    ______   ______    ______   ________________
REVENUE             $     -   $     -  $     -   $     -  $               -
                     ______    ______   ______    ______   ________________

EXPENSES:
   General and
     administrative   6,549       313    7,749     2,353             10,414
                     ______    ______   ______    ______   ________________
      Total expenses  6,549       313    7,749     2,353             10,414
                     ______    ______   ______    ______   ________________

LOSS FROM OPERATIONS (6,549)     (313)  (7,749)   (2,353)           (10,414)

CURRENT INCOME TAX
  EXPENSE                 -         -        -         -                  -

DEFERRED INCOME TAX
  EXPENSE                 -         -        -         -                  -
                     ______    ______   ______    ______   ________________

NET LOSS            $(6,549)  $  (313) $(7,749)  $(2,353) $         (10,414)
                     ______    ______   ______    ______   ________________



 The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL FIRE PREVENTION, INC.
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                      For the Nine          For the Period
                                       Months Ended        From December 31,
                                      September 30,          1995 Through
                                 _______________________     September 30,
                                     1997         1996           1997
                                 __________   __________   ________________
Cash Flows from Operating Activities:
   Net (loss)                    $   (7,749)  $   (2,040)  $        (10,414)
   Adjustments to reconcile net
     income to net cash used by
     operating activities:
     Non-cash expenses (income)       1,000            -              1,000
     Changes in assets and liabilities:
      Accounts Payable                4,249          625              5,499
      Payable to related party        2,500        1,415              3,915
                                 __________   __________   ________________
        Net Cash Flows used by
            Operating Activities          -            -                  -
                                 __________   __________   ________________
Cash Flows from Investing Activities      -            -                  -
                                 __________   __________   ________________
        Net Cash Flows used by
           Investing  Activities          -            -                  -
                                 __________   __________   ________________
Cash Flows from Financing Activities:
   Proceeds from common stock issuance    -            -                  -
   Advances by shareholders               -            -                  -
                                 __________   __________   ________________
        Net Cash Flows Provided by
            Financing Activities          -            -                  -
                                 __________   __________   ________________
Net Increase (Decrease) in Cash           -            -                  -

Cash at Beginning of Period               -            -                  -
                                 __________   __________   ________________
Cash at End of Period            $        -   $        -   $              -
                                 __________   __________   ________________

Supplemental schedule of Non-cash Investing and Financing
Activities:
   For the period ended September  30, 1997
     1,000,000 shares of common stock was issued for services rendered valued at $1,000.

   For the period ended  September 30, 1996:
     None

 The accompanying notes are an integral part of these financial statements.

               INTERNATIONAL FIRE PREVENTION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

  Organization - The Company was organized under the laws of the State of Nevada as Conference Capital Corp. on December 14, 1984. The Company raised $100,000 through a public stock offering which was registered with the Securities and Exchange Commission on Form S-18. During 1987 the Company entered into a business acquisition with International Fire Prevention ("IFP") wherein IFP became a wholly-owned subsidiary of the Company. The operations of IFP were not successful and the Company became dormant in approximately 1988. The Company has been inactive since that time and also had its corporate charters canceled. During 1996, the Company was re-instated with the State of Nevada and is currently in good standing. The Company is considered to have re-entered into a new development stage during 1996. The Company is presently an inactive shell pursuing a suitable business opportunity. Any transaction with an operating company will likely be structured similar to a reverse acquisition in which a controlling interest in the Company will be acquired by the successor operation. In such a transaction, the shareholders of the Company will likely own a minority interest in the combined company after the acquisition, and present management of the company will likely resign and be replaced by the principals of the operating company. This type of transaction will leave the current shareholders with only a small minority voice in the operating business and their interest may be insufficient to control any seats of the board of directors or to have any substantial voice in other corporate transactions.

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

               INTERNATIONAL FIRE PREVENTION, INC.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Common Stock Split - The financial statements have been restated for all periods presented to reflect a reverse stock split on the basis of one share issued for every 21.643 shares previously issued. The stock split was effected during July, 1997.

NOTE 2 - PAYABLE TO RELATED PARTY

  An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $4,430 and $1,930 as of September 30, 1997 and December 31, 1996, respectively. [See Note 4]

NOTE 3 - CAPITAL STOCK

  Common  Stock - During 1985 in connection with its organization
  the   Company   issued  231,022  shares  of  its   previously
  authorized, but unissued common stock for cash of $5,000.

  During 1985, the Company issued 23,102 shares of common  stock
  pursuant  to  a  public offering for cash of  $100,000.   Stock
  offerings costs of $35,030 were deducted from the proceeds.

  During  the  years  ended  1985 and  1986  the  Company  issued
  14,855 additional shares of common stock, upon exercise of warrants for total proceeds of $128,931.

  During 1987 the Company issued 231,022 shares of common stock in connection with an acquisition agreement with IFP.

  The Company issued 1,000,000 shares of common stock, during July, 1997, to an officer of the Company for services rendered valued at $1,000.


NOTE 4 - RELATED PARTY TRANSACTIONS

  Payables  to Related Party - At September 30, 1997 and December
  31,  1996  the  Company had $4,430 and $1,930 in related  party
  payables.   Total  advances  made during  1997  and  1996  were
  $2,500 and $1,415  respectively.

  Office Space - The Company currently has no operations and  has not  had  a  need  to  rent office space.  An  officer  of  the
  Company  is  allowing   the Company  to  use  his  address,  as
  needed, on a rent free basis.

  The Company issued 1,000,000 shares of common stock, during July, 1997, to an officer of the Company for services rendered valued at $1,000.

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

     At September 30, 1997, the Company had no assets and had liabilities of $20,329. There were no revenues in the three months ended September 30, 1997 and 1996, and expenses during these periods were $6,549 and $313, respectively. And in the nine months ended September 30, 1997 and 1996, there were no revenues and expenses were $7,749 and $2,353, respectively. For the period from inception January 1, 1996 through September 30, 1997, there were no revenues and expenses were $10,414.

     For the three months ended September 30, 1997, there was a net loss from operations of ($6,549); for the three months ended June 30, 1996, there was a net loss of ($313); and for the nine months ended September 30, 1997 and 1996, net losses were ($7,749) and ($2,353), respectively.

Liquidity
---------

     Since January 1, 1996, and through September 30, 1997, $3,915 were provided by members of management to pay the expenses incurred by the Company in bringing its status current in the state of Nevada and related matters. There is no written note or agreement respecting the repayment of these funds, although they are due on demand, and bear no interest.

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

Item 5.   Other Information.

         None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

                                                        Exhibit
          (a)  Exhibits.*                                Number

             None.

          (b)  Reports on Form 8-K.

             None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INTERNATIONAL FIRE PREVENTION, INC.



Date: 11/12/97                         By  /s/ David C. Merrell
                                       David C. Merrell
                                       President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        INTERNATIONAL FIRE PREVENTION, INC.



Date: 11/12/97                           By  /s/ David C. Merrell
                                         David C. Merrell
                                         President and Director


Date: 11/12/97                           By  /s/ Corie Merrell
                                         Corie Merrell
                                         Secretary/Treasurer and Director