Form 10KSB
period 1997-12-31
TRIDENT MEDIA GROUP INC
filed 1998-03-27
CIK 769796

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                 Commission File No.  2-98074-NY

                    TRIDENT MEDIA GROUP, INC.
          (Name of Small Business Issuer in its Charter)

        NEVADA                                         11-2751536
  (State or Other Jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

                       6349 Palomar Oaks Court
                     Carlsbad, California 92009
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (760) 438-9080

                 International Fire Prevention, Inc.
                    9005 Cobble Canyon Lane
                      Sandy, Utah 84093
  (Former Name or Former Address, if changed since last Report)

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

     (1)   Yes  X    No            (2)   Yes  X    No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:  December 31, 1997-$0

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 31, 1997 - $47. There are approximately 47,198 shares of common voting stock of the Registrant held by non-affiliates. Until the last quarter of 1997, and since 1988, there has been no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of par value per share or $0.001.

           (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                  DURING THE PAST FIVE YEARS)

                         Not Applicable.

           (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            March 23, 1998

                              5,000,152

               DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.


   Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.

Business Development.

        On December 30, 1997, International Fire Prevention, Inc. (the "Company") completed an Agreement and Plan of Merger (the "Plan") whereby there was a change in control of the Company; the name of the Company was also changed to "Trident Media Group, Inc." These matters were reported in a filing to the Securities and Exchange Commission on an 8-K Current Report dated January 6, 1998, (the "January 6, 1998 8-K"), which is incorporated herein by reference.

        Effective July 29, 1997, the Company approved a one for 21.643 reverse split of its outstanding voting securities, while retaining the authorized capital and par value, and with appropriate adjustments in the stated captial and captial surplus accounts of the Company. A copy of the Certificate respecting this reverse split has been filed with the Securities and Exchange Commission as an exhibit to the Company's 10-QSB Quarterly Report for the quarter ended June 30, 1997, which is incorporated herein by reference. All computations hereinafter take into account this reverse split.

        The Company issued an aggregate total of 1,000,000 shares of its common stock to its directors and executive officers in July, 1997, for services rendered; these shares were cancelled under the Plan.

        Other than these matters, there were no other material business developments during 1997.

Business.

          Other than as disclosed in the January 6, 1998 8-K, the Company has not engaged in any material business operations since 1987. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada and the very limited operations of IFP. The Company has no material tangible property or assets. For further information respecting the Company's business operations, see the January 6, 1998 8-K.

Item 2.  Description of Property.

          Except as disclosed in the January 6, 1998 8-K, the Company has no property or assets; until then, its principal executive office address and telephone number were the business office address and telephone number of David C. Merrell, its former President, which are provided at no cost.

Item 3.  Legal Proceedings.

          Except as disclosed in the January 6, 1998 8-K, the Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency.

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

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

          The Company had a "public market" for shares of common stock from December 1985 through December 1986; these shares were quoted in the "Pink Sheets" of the National Quotation Bureau, Inc. Until the last quarter of 1997, there has been no "public market" for shares of its common stock since 1986. In any event, no assurance can be given that any "established trading market" for the Company's common stock will develop or be maintained. If one ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by present or former members of management or others may have a substantial adverse impact on any such public market.

Holders

          The number of record holders of the Company's common stock as of the years ended December 31, 1997 and 1996 was approximately 435; these numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name. As of March 23, 1998, there were approximately 177 registered stockholders pursuant to the Company's transfer agent records.

Dividends

          There are no present material restrictions that limit the ability of the Company to pay dividends on common stock or that are likely to do so in the future. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

          Other than as disclosed in the January 6, 1998 8-K, the Company has not engaged in any material business operations since 1987. Its only activities since that time have consisted of restoring and maintaining its good standing in the State of Nevada and the very limited operations of IFP. The Company has no material tangible property or assets.

Results of Operations

          The Company discontinued its active operations in 1988, and has had no revenues since. On January 1, 1996, it recommenced its developmental stage, and incurred a net loss in the amount of $2,665, for the year ended December 31, 1996 and a net loss in the amount of $21,618 for the year ended December 31, 1997.

Liquidity

        The Company had no current assets for the period ended December 31, 1997, with $35,198 in current liabilities for the same period.

Item 7.  Financial Statements.

For the periods ended December 31, 1997 and 1996

     Independent Auditors' Report

     Balance Sheets for December 31, 1997
          and 1996

     Statements of Operations for the years ending
          December 31, 1997 and 1996

     Statements of Stockholders' Equity (Deficit)
          From December 31, 1994 through December 31, 1997

     Statements of Cash Flows for the years ended
          December 31, 1997 and 1996

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

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

          The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company during 1997, and to January 6, 1998, and the period or periods during which each such director or executive officer served in his or her respective positions. Information respecting current directors and executive officers is contained in the January 6, 1998 8-K.

                                         Date of             Date of
                     Positions           Election or        Termination
   Name                 Held             Designation        or Resignation

Corie Merrell       Director                9/96            1/98
                    Secretary/              9/96            1/98
                    Treasurer

David C. Merrell    Director                9/96            1/98
                    President               9/96            1/98

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

Item 10. Executive Compensation.

Cash Compensation

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
[S]         [C]       [C]   [C]   [C]   [C]    [C]   [C]  [C]

David
Merrell,    12/31/96    0     0     0     0      0     0   0
President,  12/31/97    0     0     0     *      0     0   0

Director

Corie
Merrell     12/31/96    0     0     0     0      0     0   0
Secretary/  12/31/97    0     0     0     *      0     0   0
Treasurer,
Director

          *On July 29, 1997, the Company issued 1,000,000 "unregistered" and "restricted" shares of common stock to directors and executive officers in consideration of services rendered. Also, see Item 11 below. These shares were cancelled under the Plan reported in the January 6, 1998 8-K.

          No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1997, 1996 or 1995, or the period ending on the date of this Report. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item. See the Summary Compensation Table of this Item.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

          The following table sets forth the share holdings of those persons who own more than five percent of the Company's common stock as of December 31, 1996 and 1997; for current information in this respect, see the January 6, 1998 8-K:

                                         Number and Percentage
                                   of Shares Beneficially Owned

Name and Address         12/31/96         12/31/97

David C. Merrell         226,401* - 45%    726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell            226,401* - 45%    726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                  462,044 - 90%       452,802 - 96%

     On July 23, 1997, subject to a 1 for 21.643 reverse split of the outstanding shares of the common stock of the Company, the Board of Directors resolved to issue 500,000 "unregistered" and "restricted" shares of common stock to each of the directors for services valued at $500. These shares were cancelled pursuant to the Plan reported in the January 6, 1998 8-K.

Security Ownership of Management.

     The following table sets forth the shareholdings of the Company's directors and executive officers as of December 31, 1996 and 1997, and to January 6, 1998:

                                      Number and Percentage
                               of Shares Beneficially Owned

Name and Address           12/31/96     12/31/97


David C. Merrell         226,401 - 45%  726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

Corie Merrell            226,401 - 45%  726,401 - 48%
9005 Cobble Canyon Lane
Sandy, Utah 84093

TOTALS                   452,802 - 90%  1,452,802 - 96%

          As of August 12, 1997, the Company's directors and executive officers as a group (3) beneficially owned a total of 1,452,802 shares of the Company's common stock, or approximately 96% of the outstanding voting securities of the Company. 1,000,000 of these shares were canceled under the Plan reported in the January 6, 1998 8-K.

Changes in Control

          Other than the January 6, 1998 8-K, to the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control.

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

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

        None.
                                             Exhibit
Exhibits*                                    Number

          (i)

          Financial Data Schedule              27

          (ii)                   Where Incorporated
                                   In This Report

Current Report on Form 8-K filed on     Part I              **
January 6, 1998

         Certificate of Amendment to the Articles of Incorporation of International Fire
         Prevention, Inc. changing the name to
         "Trident Media Group"

         Agreement and Plan of Merger

10QSB for the quarter ended June 30,    Part I              **
1997

         Certificate respecting reverse split

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

                                  TRIDENT MEDIA GROUP, INC.


Date: as of 1/6/98                By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: as of 1/6/98                By/s/Corie Merrell
                                  Corie Merrell
                                  Secretary/Treasurer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                  TRIDENT MEDIA GROUP, INC.


Date: as of 1/6/98                By/s/David C. Merrell
                                  David C. Merrell
                                  President and Director


Date: as of 1/6/98                By
                                  Corie Merrell
                                  Secretary/Treasurer and Director

                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]

                      FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
TRIDENT MEDIA GROUP, INC.
 (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
Carlsbad, California

We have audited the accompanying balance sheet of Trident Media Group, Inc. (Formerly International Fire Prevention, Inc.) [a development stage company] at December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996 and for the cumulative period from December 31, 1995 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Trident Media Group, Inc. (Formerly International Fire Prevention, Inc.) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the cumulative period from December 31, 1995 through December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, as of December 31, 1997 the Company has no on-going operations, has incurred substantial losses and has liabilities in excess of assets resulting in a stockholders' deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/Pritchett, Siler & Hardy
March 16, 1998

                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]
                         BALANCE SHEETS

                             ASSETS

                                                 December 31,
                                              ________________________
                                              1997         1996
                                              ___________  ___________
CURRENT ASSETS:
  Cash                                        $         -   $        -
                                              ___________  ___________
        Total Current Assets                            -            -
                                              ___________  ___________
                                              $         -   $        -
                                              ___________  ___________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                            $    27,873   $   11,650
  Payable to related parties                        7,325        1,930
                                              ___________  ___________
        Total Current Liabilities                  35,198       13,580
                                              ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT): [Restated]
  Common stock, $.001 par value, 100,000,000
   shares authorized, 1,500,152 and 500,000
   shares issued and outstanding at December
   31, 1997 and 1996                                1,500          500
  Capital in excess of par value                  201,401      201,401
  Retained earnings (deficit)                    (212,816)    (212,816)
  Deficit accumulated during the development
   stage                                          (25,283)      (2,665)
                                              ___________  ___________
  Total Stockholders' Equity (Deficit)           (35,198)     (13,580)
                                              ___________  ___________
                                              $         -  $         -
                                              ___________  ___________
The accompanying notes are an integral part of these financial statements.

                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]

                    STATEMENTS OF OPERATIONS
                                                                 Cumulative
                                                                    From
                                     For the Years Ended         December 31,
                                       December 31,              1995 through
                                    __________________________   December 31,
                                        1997         1996            1997
                                     _____________________________________
REVENUE:
  Sales                              $         -    $     -    $      -
                                     _____________________________________
      Total Revenue                            -          -           -
                                     _____________________________________
EXPENSES:
  General and administrative              22,618      2,665      25,283
                                     _____________________________________
      Total Expenses                      22,618      2,665      25,283
                                     _____________________________________
LOSS FROM OPERATIONS                     (22,618)    (2,665)    (25,283)

CURRENT INCOME TAX                             -          -           -

DEFERRED INCOME TAX                            -          -           -
                                     _____________________________________
NET LOSS                              $    (22,618) $(2,665)  $ (25,283)
                                     _____________________________________
LOSS PER SHARE                        $       (.02) $  (.01)  $    (.04)
                                     _____________________________________

The accompanying notes are an integral part of these financial statements.

                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
        FROM DECEMBER 31, 1994 THROUGH DECEMBER 31, 1997
                           [Restated]
                                                                    (Deficit)
                                                                     Earnings
                                                                   Accumulated
                               Common Stock   Capital in  Retained  During the
                                             Excess of   Earnings Development
                             Shares   Amount  Par Value  (Deficit)   Stage
BALANCE, December 31, 1994   500,000  $   500   $201,401   $(210,792) $    -

Net loss for the period
ended December 31, 1995          -        -           -        (2,024)     -

BALANCE, December 31, 1995   500,000      500     201,401    (212,816)     -

Net loss for the period
ended December 31, 1996          -        -            -          -    (2,665)

BALANCE, December 31, 1996   500,000      500     201,401    (212,816) (2,665)

Shares issued to officers
of the Company for services
rendered, July 1997,
valued at $1,000           1,000,000    1,000          -           -       -

Fractional shares issued
in connection with reverse
stock split, July, 1997          152      -            -           -       -

Net loss for the period
ended December 31, 1997          -        -            -           -  (22,618)

BALANCE, December 31, 1997 1,500,152  $ 1,500   $  201,401 $(212,816)$(25,283)

The accompanying notes are an integral part of these financial statements.

                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]
                    STATEMENTS OF CASH FLOWS
        Increase (Decrease) in Cash and Cash Equivalents
                                                               Cumulative
                                                                  From
                                      For the Years Ended     December 31,
                                        December 31,          1995 through
                                                              December 31,
                                       1997       1996           1997
Cash Flows to Operating Activities:
 Net income (loss)                   $ (22,618)  $  (2,665)    $    (25,283)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Non-cash expenses                      1,000       1,000            1,000
  Changes in assets and liabilities:
   Increase (decrease) in accounts
     payable                            16,223       1,250           17,473
   Increase (decrease) in Payable
     to related party                     5395       1,415            6,810

        Net Cash Flows to Operating
          Activities                         -           -                -

Cash Flows to Investing Activities:
 Proceeds from sale of property
   and equipment                             -           -                -

        Net Cash to Investing Activities     -           -                -

Cash Flows from Financing Activities:
 Proceeds from notes payable                 -           -                -

        Net Cash from Financing Activities   -           -                -

Net Increase (Decrease) in Cash              -           -                -

Cash at Beginning of the Year                -           -                -

Cash at End of the Year                $     -     $     -          $     -

Supplemental Disclosures of Cash
  Flow Information:
  None

Supplemental Schedule of Noncash Investing and Financial Activities:

  For the year ended 1997:
    1,000,000 shares of common stock were issued to officers for services rendered, valued at $1,000.

The accompanying notes are an integral part of these financial statements.
                   TRIDENT MEDIA GROUP, INC.
         (FORMERLY INTERNATIONAL FIRE PREVENTION, INC.)
                 [A Development Stage Company]

                 NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada as Conference Capital Corp. on December 14, 1984. The Company raised $100,000 through a public stock offering, which was registered with the Securities and Exchange Commission on Form S-18. During 1987 the Company entered into a business acquisition with International Fire Prevention ("IFP") wherein IFP became a wholly owned subsidiary of the Company. The name of the company was changed at that time. The operations of IFP were not successful and the Company became dormant in approximately 1988. The Company has been inactive since that time and also had its corporate charters canceled. During 1996, the Company was re-instated with the State of Nevada and is currently in good standing. The Company is considered to have re-entered into a new development stage during 1996. At December 31, 1997 the Company was an inactive shell pursuing a suitable business opportunity. Subsequent to year-end, the Company completed an acquisition with Spector Entertainment Group, Inc. [Spector]. Majority control of the
Company changed to the former shareholders of Spector and the officers and directors of the Company were changed and the name of the Company was changed to Trident Media Group, Inc. [See Note 9].

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

  Restatement of Financial Statements   The financial statements have been
  restated for all periods presented to reflect a reverse common stock split on the basis of one share issued for each 21.643 shares previously outstanding. The reverse stock split was effected during July, 1997.

NOTE 2 - PAYABLE TO RELATED PARTY

  An officer and director of the Company has periodically advanced funds to the Company or paid expenses on behalf of the Company. These advances are non-interest bearing and are due upon demand. The unpaid advances amounted to $7,325 and $1,930 as of December 31, 1997 and 1996, respectively. [See
  Note 4] All amounts owing were subsequently re-paid or treated as capital contributions during February, 1998 [See Note 9].

NOTE 3 - CAPITAL STOCK

  Common Stock - During 1985 in connection with its organization the Company issued 231,022 shares of its previously authorized, but unissued common stock for cash of $5,000.

  During 1985, the Company issued 23,102 shares of common stock pursuant to a public offering for cash of $100,000. Stock offering costs of $35,030 were deducted from the proceeds.

  During the years ended 1985 and 1986 the Company issued 14,855 additional shares of common stock, upon exercise of warrants for total proceeds of $128,931.

  During 1987 the Company issued 231,022 shares of common stock in connection with an acquisition agreement with IFP.

  The Company issued 1,000,000 shares of common stock during July, 1997 to officers of the Company for services rendered.

  Reverse Common Stock Split   The financial statements have been restated for
  all periods presented to reflect a reverse common stock split on the basis of one share issued for each 21.643 shares previously outstanding. The reverse stock split was effected during July, 1997.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Payables to Related Party - At December 31, 1997 and 1996 the Company had $7,325 and $1,930 in related party payables. Total advances made during 1997 and 1996 were $5,395 and $1,415, respectively.

  Office Space - The Company has been inactive and has not had a need to rent office space. An officer of the Company has allowed the Company to use his address, as needed, on a rent-free basis.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  The Company has available at December 31, 1997 unused operating loss carryforwards of approximately $25,000, which may be applied against future taxable income and which expire in various years through 2012. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of net operating loss carryforward, which can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards (approximately $8,500) at December 31, 1997 and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss (approximately $7,640 for 1997).

NOTE 6 - RETAINED EARNINGS (DEFICIT)

  When the Company discontinued its previous operations and became inactive (approximately 1987-1988) many of the Company's records were lost or not maintained. Management made a search for any assets, potential liabilities and accounting records related to the Company and its previous operations. Management used the last available financial statements of the Company (prior to going inactive) to calculate its retained earnings (deficit). The financial statements used by management included an audited financial statement for the year ended December 31, 1986 and an unaudited interim statement for the nine months ended September 30, 1987. All assets and liabilities that existed at those times were written off resulting in a deficit of $201,901. Expenses incurred from that time until 1996, ($10,915) when the Company re-entered into a development stage, have also been included in retained earnings (deficit) resulting in a deficit of $212,816 at December 31, 1995. The balance sheet category "Deficit accumulated during the development stage" includes the activity for the years 1997 and 1996.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has no current operations, has incurred significant losses the past few years and has liabilities in excess of assets resulting in a stockholders' deficit. This raises substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise additional funds through loans and /or through additional sales of its common stock which funds will be used to assist in establishing on-going operations or through a business acquisition [See Note 9]. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - CONTINGENCIES

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

NOTE 9   SUBSEQUENT EVENTS

  Acquisition agreement -Subsequent to December 31, 1997, the Company completed an acquisition of Spector Entertainment Group, Inc. ["Spector"], wherein the Company issued 4,500,000 shares of common stock for all the
  issued and outstanding common stock of Spector.   The former shareholders of
  Spector gained majority control of the Company. For accounting purposes the transaction will be accounted for as a recapitalization of Spector in a manner similar to a reverse acquisition. The officers and directors of the Company all resigned and Spector appointed new officers and directors.

  Proforma financial statements required by generally accepted accounting principles are not presented, as financial statements of Spector were not available. The required financial statements are expected to be prepared and filed with the Securities and Exchange within 75 days of the completion of the acquisition as required.

  Name change - During January, 1998, in connection with the acquisition agreement with Spector, the Company changed its name to Trident Media Group, Inc. The name change has been retroactively applied throughout the financial statements.

  Stock Cancellation - In connection with the acquisition of Spector, two retiring officers of the Company returned a total of 1,000,000 shares of common stock for cancellation.

  Common Stock Purchase Warrants - In connection with the acquisition of Spector the Company issued warrants to purchase 80,000 shares of common stock to a retiring officer of the Company and warrants to purchase 20,000 shares of common stock to the company's legal counsel. The exercise price of the warrants will be determined in the future and will be equal to 125% of the opening bid price on the NASDAQ Small Cap Exchange if the stock is listed on the exchange within twelve months or else will be 125% of the average bid price of the stock as listed on the OTC Bulletin Board for the period of thirty days immediately prior to the one year anniversary date. The warrants are exercisable for a period of two years from the date the exercise price is determined.

  Debentures - In connection with the acquisition of Spector, the Company issued a $75,000 debenture to a retiring officer of the Company. The debenture is due on December 30, 1998 and provides for interest at 7% per annum.

  Debt Cancellation - During 1998 in connection with the acquisition of Spector, a retiring officer of the Company paid all remaining accounts payable of the Company and cancelled all debt owing himself by the Company (accounted for as a capital contribution). Accordingly, current liabilities of $35,198 at December 31, 1997 were subsequently contributed to capital in excess of par value which eliminates the deficit balance in stockholders' equity.