Form 10QSB
period 1998-03-31
TRIDENT MEDIA GROUP INC
filed 1998-05-15
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC  20549

                            FORM 10-QSB

      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarterly period ended March 31, 1998

    OR

      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to

    Commission file number               2-98074-NY

                           Trident Media Group, Inc.
        (Exact name of small business issuer as specified in its charter)

    Nevada                                                11-2751536
    (State or other jurisdiction of incorporation or   (I.R.S. Employer
    organization)                                      Identification No.)

                    6349 Palomar Oaks Court, Carlsbad, CA  92009
                      (Address of principal executive offices)

                                  (760) 438-9080
                   (Issuer's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


    Yes    X         No

         Number of shares outstanding of Issuer's Common Stock as of April 30, 1998: 5,000,152

                            PART I


      ITEM 1: FINANCIAL STATEMENTS

                      TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                                                          March 31, 1998
        Assets
    Current assets:
         Cash and cash equivalents                           $316,700
         Accounts receivable, net of allowance
         for doubtful accounts of $184,500                    449,300
         Other current assets                                 581,100
                      Total current assets                  1,347,100

    Property and equipment, net                             3,779,900
    Other assets                                              159,900
                                                           $5,286,900

    LIABILITIES AND STOCKHOLDER'S EQUITY

    Current liabilities:
         Accounts payable and accrued liabilities          $  341,400
         Current portion of bank debt                         948,900
         Other current liabilities                            113,400

                   Total current liabilities                1,403,700

    Bank debt, less current portion                         1,412,000
    Deferred taxes                                            838,900
                   Total liabilities                        3,654,600

    Stockholder's equity:
         Common stock, $.01 par value, 100,000,000
         shares authorized, 5,000,152 shares issued
         and outstanding                                        5,000
         Retained earnings                                  1,627,300
                   Total stockholder's equity               1,632,300
                                                           $5,286,900

                  TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                                              Three Months Ended
                                            March 31,     March 31,
                                              1998          1997
    Revenues                                $1,022,000     $       -

    Operating costs and expenses:
              Cost of operations               839,500             -
              Selling, general and
              administrative                   483,600           600
              Depreciation and amortization    244,100             -
                       Total operating costs
                       and expenses          1,567,200           600

                   Loss from operations       (545,200)         (600)

    Interest expense                            60,600             -

                   Loss before taxes          (605,800)         (600)
    Income tax benefit                         242,300             -

    Net loss                                 $(363,500)       $ (600)

    Net (loss) per share   Basic             $   (0.08)       $    -
                          - Diluted          $   (0.08)       $    -

    Weighted average number of shares
    outstanding                              4,416,819       1,500,152

                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                             CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                                             Three Months Ended
                                           March 31,      March 31,
                                             1998           1997
    Cash flows from operating activities:
         Net income (loss)                  $(363,500)     $   (600)
         Adjustment to reconcile net income
         to net cash provided by operating
         activities:
             Depreciation and amortization    244,100             -
             Increase (decrease) in cash
             resulting from changes in:
                   Current assets              21,500             -
                   Current liabilities        313,500           600

                   Net cash provided by
                   operating activities       215,600             -

    Cash flows from investing activities:

         Increase in amounts due from
         related parties                        8,800             -
         Purchase of property and equipment   (13,300)            -

                   Net cash used by
                   investing activities        (4,500)            -

    Cash flows from financing activities:
         Principal payments on bank debt     (141,900)            -
         Proceeds from bank borrowings        250,000             -
         Principal payments on capital leases  (2,500)            -

                   Net cash provided (used)
                   by financing activities    105,600             -

                   Net increase (decrease in
                   cash and cash equivalents  316,700             -

    Cash and cash equivalents at beginning of
    period                                          -             -

    Cash and cash equivalents at end of
    period                                   $316,700       $     -

                             TRIDENT MEDIA GROUP, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   Business Acquisition:

     On January 15, 1998, Spector Entertainment Group, Inc. ("SEG"), Millenium Entertainment Group, Inc. ("Millenium"),a California corporation and the sole stockholder of SEG, and Trident Media Group, Inc. ("the Company" or "Trident"), an inactive public company that had been dormant since 1988, completed an Agreement and Plan of Merger (the "Agreement").

     Pursuant to the Agreement, all of the outstanding shares of SEG were exchanged for 4,500,000 shares of validly issued, fully paid and non-assessable common stock of Trident (approximately 90% of the issued and outstanding shares of Trident).

     For accounting purposes, this transaction was recorded as if SEG acquired Trident, a reverse acquisition. Subsequent to the business combination, the Board of Directors and shareholders of Millenium controlled a majority of the common stock of Trident. As a result of the large number of shares being issued in connection with the transaction, the fact that the shares represent unregistered securities, and the market for the securities is thin, the fair value of Trident's net assets, which approximates cost, was used to determined the value of the shares exchanged.

     Supplemental Proforma Results of Operations

     The following unaudited proforma information presents the consolidated results of operations as if the purchase had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                               Three Months Ended
                                            March 31,        March 31,
                                              1998             1997
[S]                                         [C]              [C]
Revenue                                      $ 1,022,000     $ 862,000
Loss from operations                            (545,200)     (448,200)
Net loss                                        (363,500)     (265,300)
Loss per share                                     (0.08)        (0.06)

2.   The Company:

     Trident, a Nevada corporation formed in 1984, through its wholly-owned subsidiary SEG, provides telecommunications services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industry, and syndicates sports and entertainment programming throughout North America. These services are marketed either as individual service offerings or on a combined basis.

3.   Significant Accounting Policies:

     Interim Financial Statements

     Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations included herein are not necessarily indicative of the operating results that may be expected for a full year. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included.

     Revenue Recognition

     Revenue is recognized at the time services are performed by the Company. Most of the Company's revenue is generated under long-term contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these non-cancelable contracts for the term of the contract.

     Cash and Cash Equivalents

     The Company considers all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

     Property and Equipment

     Property, plant and equipment, including renewals and betterments, are recorded at cost. Depreciation is provided utilizing the straight-line method over the estimated useful asset lives of 5 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term. The Company evaluates the carrying value of its long-lived assets to determine if impairment existed due to specific conditions known to affect the carrying value of its assets. The Company determined that no adjustment to asset values was necessary.

     Income Taxes

     The Company records deferred tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     Business and Credit Concentrations

     The Company invests its cash in federally insured financial institutions. Such amounts may, from time to time, be in excess of insured limits.

     The Company's customers are not concentrated in any specific geographic region. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

4.   Loss per Share

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period presented. Options and warrants to purchase common stock of 590,000 and 100,000, respectively are outstanding at March 31, 1998, but were not included in the computation of diluted loss per share because their effect was antidilutive.

5.   Property and Equipment:

     Property and equipment at March 31, 1998, consists of the following:

                    Operating equipment                  $8,326,800
                    Leasehold improvements                  220,400
                    Office furniture and equipment          332,400
                    Automobiles                             145,500
                                                          9,025,100
                    Less accumulated depreciation and
                    amortization                         (5,245,200)
                                                        $ 3,779,900

6. Bank Debt:

     Bank debt at March 31, 1998, consists of the following:

      Bank note payable bearing interest at bank's prime rate
      plus 2% (8.5% at March 31, 1998).  Principal payments
      of $43,596 plus interest due monthly through July 2001.  $1,743,900

      Bank revolving note of $500,000 bearing interest at
      bank's prime rate plus 2%.  Interest payments due
      monthly through July 1998.  Outstanding balance shall
      be $-0- for a minimum of 30 consecutive days during
      the stated term of the note.                                300,000

      Bank note payable bearing interest at bank's prime rate
      plus 2%.  Principal payments of $7,353 plus interest
      due monthly through February 2001.                          250,000

      Bank note payable bearing interest at bank's prime rate
      plus 2%.  Principal payments of $3,125 plus interest due
      monthly through January 2000.                                67,000
                                                                 2,360,900
Less current portion                                              (948,900)
                                                                $1,412,000


      Bank debt is collateralized by all of the Company's assets and is personally guaranteed by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels.

7.    Warrants and Options:

     Warrants

      In connection with the acquisition of SEG, the Company issued warrants to purchase 80,000 shares of common stock to a former officer of the Company and warrants to purchase 20,000 shares of common stock to the Company's legal counsel. The exercise price of the warrants will be determined in the future and will be equal to 125% of the opening bid price on the NASDAQ Small Cap Exchange if the stock is listed on the exchange within twelve months or else will be 125% of the average bid price of the stock as listed on the OTC Bulletin Board for the period of thirty days immediately prior to the one year anniversary date. The warrants are exercisable for a period of two years from the date the exercise price is determined.

      Options

      The Company has formed an Employee Stock Option Plan for eligible officers, employees and consultants of the Company or any of its subsidiaries. Under the term of the Plan options may not be issued for less than 100% of the fair market value of the Company's common stock on the date of grant. As of March 31, 1998, no options have been granted under this Plan.

      On February 27, 1998, outside the aforementioned Plan, the Company granted 590,000 options to acquire the Company's common stock at $0.125 per share to certain officers of the Company.

8.    Transactions with Related Parties:

      Leases

      The Company leases office space from Margate Associates, a general partnership wholly-owned by certain stockholders of the Company. The lease, which expires May 31, 2003, currently provides for monthly payments of $23,400.

      The total office rent expense for the period ended March 31, 1998, was approximately $70,200 and was paid to Margate Associates.

9.   Subsequent Event:

     On April 1, 1998, the Company completed the acquisition of Steinley's Photochart Systems, Inc. ("Steinley's) for $250,000 in cash. In addition, the former owners of Steinley's can earn an additional $250,000 based on achieving certain revenue and earnings targets over the next two years. Steinley's which has annual sales of approximately $400,000, is a provider of audio-video and photo finish services to the pari-mutuel racing industry.

ITEM 2: MANAGEMENT DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATIONS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

This report contains forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; governmental regulation of the Company's telecommunications services and of the pari-mutuel and gaming industries in general; competitive factors such as rival service providers and alternative methods of broadcasting; consolidation in the ownership of the Company's principal customers and the risks associated with providing services to the gaming industry.

Plan of Operation

Since the merger with SEG (see Note 1), the Company has been primarily operating as a provider of integrated telecommunications, television production and related services to the entertainment, sports, and wagering industries. The Company's services include use and or provision of mobile satellite and television production facilities, post production services, closed circuit television and security systems, satellite leasing and program syndication. The Company's plan of operation over the next twelve
(12) months is to continue to seek expansion opportunities in its core business with existing clientele, as well as develop new clients to maximize utilization of the Company's existing facilities and services.

The Company has not and does not project for the future any research and development efforts, any material purchase or sale of equipment or any significant increase or decrease in the number of employees used to provide its services.

Results of Operations

For the three months ended March 31, 1998, the Company reported a net loss of $363,500. The first calendar quarter of the year historically shows a net loss due to the cyclical nature of SEG's business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the spring and summers months.

Liquidity

At March 31, 1998, the Company had current assets of $1,347,000 and current liabilities of $1,403,000. At March 31, 1998, $200,000 was available under a revolving line of credit from the Company's senior lender.

During the next twelve (12) months the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment and facilities to support corporate growth. The Company believes that is current cash flow and its relationship with its lending institutions will be sufficient to support these cash requirements.

                    PART II   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

        NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8K

   (a)  Exhibits -

             Exhibit 27.00    Financial Data Schedule


   (a)  Reports on Form 8K

           The Company filed a Form 8-K on January 20, 1998, reporting the merger between the Company and Spector Entertainment Group, Inc.

                               SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRIDENT MEDIA GROUP, INC.


Dated: May 15, 1998                        By:/s/ Edward M. Spector
                                           President and Director