Form 10QSB
period 1998-06-30
TRIDENT MEDIA GROUP INC
filed 1998-08-20
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC  20549

                                      FORM 10-QSB

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1998

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number               2-98074-NY

                            Trident Media Group, Inc.
            (Exact name of small business issuer as specified in its charter)




Nevada                                                      11-2751536
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                       6349 Palomar Oaks Court, Carlsbad, CA  92009
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

Yes   X      No

Number of shares outstanding of Issuer's Common Stock as of July 31, 1998:
5,000,152

PART I

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                                             June 30,
                                                                                              1998
                                                                                           -----------
Assets
Current assets:
   Cash and cash equivalents                                                               $   571,400
   Accounts receivable, net of allowance for doubtful accounts
      of $104,300                                                                              618,100
   Other current assets                                                                        552,200
                                                                                           -----------
            Total current assets                                                             1,741,700

Property and equipment, net                                                                  4,639,700
Other assets                                                                                   219,900
                                                                                           -----------

                                                                                           $ 6,601,300
                                                                                           ===========

LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities:
   Accounts payable and accrued liabilities                                                $ 1,115,700
   Current portion of bank debt                                                              1,136,400
   Other current liabilities                                                                    91,200
                                                                                           -----------
            Total current liabilities                                                        2,343,300

Bank debt, less current portion                                                              1,827,300
Deferred taxes                                                                                 911,500
                                                                                           -----------
            Total liabilities                                                                5,082,100
                                                                                           -----------

Stockholder's equity:
   Common stock, $.001 par value, 100,000,000 shares authorized,
      5,000,152 shares issued and outstanding                                                    5,000
   Retained earnings                                                                         1,514,200
                                                                                           -----------
            Total stockholder's equity                                                       1,519,200
                                                                                           -----------
                                                                                           $ 6,601,300
                                                                                           ===========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
                                                                                Three Months Ended           Six Months Ended
                                                                               June 30,      June 30,      June 30,      June 30,
                                                                                 1998         1997          1998          1997
                                                                             -----------   -----------   -----------   -----------
Revenues                                                                     $ 1,902,100   $         -   $ 2,924,100   $         -
                                                                             -----------   -----------   -----------   -----------
Operating costs and expenses:

   Cost of operations                                                          1,114,900             -     1,954,400             -
   Selling, general and administrative                                           642,900           600     1,126,500         1,200
   Depreciation and amortization                                                 265,400             -       509,500             -
                                                                             -----------   -----------   -----------   -----------
            Total operating costs and expenses                                 2,023,200           600     3,590,400         1,200
                                                                             -----------   -----------   -----------   -----------

            Loss from operations                                                (121,100)         (600)     (666,300)       (1,200)

Interest expense                                                                  67,400             -       128,000             -
                                                                             -----------   -----------   -----------   -----------

            Loss before taxes                                                   (188,500)         (600)     (794,300)       (1,200)

Income tax benefit                                                                75,400             -       317,700             -
                                                                             -----------   -----------   -----------   -----------

Net loss                                                                     $  (113,100)         (600)  $  (476,600)  $   (1,200)
                                                                             ===========   ===========   ===========   ===========

Net (loss) per share - Basic                                                 $     (0.02)  $         -   $     (0.10)  $         -
                                                                             ===========   ===========   ===========   ===========

                     - Diluted                                               $     (0.02)  $          -  $     (0.10)  $         -
                                                                             ===========   ===========   ===========   ===========

Weighted average number of shares outstanding                                 5,000,152      1,500,152     4,710,097     1,500,152
                                                                             ===========   ===========   ===========   ===========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOWS
(Unaudited)
                                                                                Three Months Ended            Six Months Ended
                                                                               June 30,      June 30,      June 30,     June 30,
                                                                                 1998          1997          1998         1997
                                                                             -----------   -----------   -----------   ----------
Cash flows from operating activities:
   Net income (loss)                                                         $  (113,300)  $      (600)  $  (476,600)  $   (1,200)
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                           265,400             -       509,500            -
         Net Increase (decrease) in cash resulting from changes in
            current assets, current liabilities and other assets                 432,700           600       776,300         1,200
                                                                             -----------   -----------   -----------   -----------
               Net cash provided by operating activities                         584,800             -       809,200             -
                                                                             -----------   -----------   -----------   -----------

Cash flows from investing activities:
   Purchase of property and equipment                                           (163,400)            -      (176,700)           -
   Purchase of Steinley's Photochart Systems, Inc.                              (350,000)            -      (350,000)           -
   Purchase of GoldenTel, LLC.                                                  (230,000)            -      (230,000)           -
   Purchase of On Track, Inc. Net of $13,000
      Cash acquired                                                             (187,000)            -      (187,000)           -
                                                                             -----------   -----------   -----------   -----------
            Net cash used by investing activities                               (930,400)            -      (943,700)            -
                                                                             -----------   -----------   -----------   -----------

Cash flows from financing activities:
   Principal payments on bank debt                                              (347,200)            -      (489,100)            -
   Proceeds from bank borrowings                                                 950,000             -     1,200,000             -
   Principal payments on capital leases                                           (2,500)            -        (5,000)            -
                                                                             -----------   -----------   -----------   -----------
            Net cash provided (used) by financing activities                     600,300             -       705,900             -
                                                                             -----------   -----------   -----------   -----------

            Net increase (decrease) in cash and cash equivalents                 254,700             -       571,400             -

Cash and cash equivalents at beginning of period                                 316,700             -             -             -
                                                                             -----------   -----------   -----------   -----------
Cash and cash equivalents at end of period                                   $   571,400             -   $   571,400             -
                                                                             ===========   ===========   ===========   ===========







TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Merger with Spector Entertainment Group, Inc.:

On January 15, 1998, Spector Entertainment Group, Inc. ("SEG"), Millenium Entertainment Group, Inc. ("Millenium"), a California corporation and the sole stockholder of SEG, and Trident Media Group, Inc. ("the Company" or "Trident"), an inactive public company that had been dormant since 1988, completed an Agreement and Plan of Merger (the "Agreement").

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


                                                     Six Months Ended
                                                   June 30,     June 30,
                                                     1998         1997
                                                 -----------   -----------
[S]                                              [C]           [C]
                      Revenue                $ 2,924,100   $ 2,531,300
                      Loss from operations      (666,300)     (286,400)
                      Net loss                  (476,600)     (231,700)

                      Loss per share               (0.10)       (0.05)

2.The Company:

Trident, a Nevada corporation formed in 1984, through its wholly-owned subsidiaries, provides telecommunications services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industry, syndicates sports and entertainment programming throughout North America and provides telecomunications products through the sale of prepaid phone cards


3. Acquisitions:

The following acquisitions were completed during the three months ended June 30, 1998. These transactions were all accounted for under the purchase method of accounting. The allocation of purchase price for these transactions was based on historic net book values, which in management's opinion approximates fair value.

   Steinley's Photochart Systems, Inc.
   ----------------------------------

   On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000 ($250,000 in cash and the remainder to be paid in monthly installments in connection with a consulting and non-compete agreement with one of the former owners). In addition, the former owners of Steinley's can earn an additional $250,000 based on achieving certain revenue and earnings targets over the next two years. Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry.

   GoldenTel Prepaid, LLC.
   -----------------------

  On June 2, 1998, the Company acquired 100% of the issued and outstanding membership units of GoldenTel Prepaid, LLC. ("GoldenTel") for $200,000 in cash and an earn-out of an additional $30,000 if certain revenue objectives are achieved for the two months commencing June 2, 1998. These revenue objectives were met and the earn-out payment will be paid on September 2, 1998. GoldenTel markets and sells prepaid telephone calling cards primarily through dispensing machines in the State of Nevada

   On Track, Inc.
   --------------

   On June 24, 1998, the Company acquired 100% of the issued and outstanding common stock of On Track, Inc. ("OTI") for $200,000. The purchase price was payable $100,000 at closing and $100,000 less any unrecorded liabilities, as defined in the agreement, six months after the closing date. The sellers can also earn an additional $200,000 based on reaching certain revenue and profit levels over the next two years. OTI provides video production and management services to the pari-mutuel racing industry as well as insert advertising to the cable television industry in the southwest portion of the United States.

4. Significant Accounting Policies:

   Interim Financial Statements
   ----------------------------

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

   Revenue Recognition
   -------------------

   Revenue is recognized at the time services are performed by the Company. Most of the Company's revenue is generated under long-term contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these noncancelable contracts for the term of the contract.

4. Significant Accounting Policies, Continued:

   Cash and Cash Equivalents
   -------------------------

   The Company considers all highly liquid debt investments with original maturities of three months or less to be cash equivalents.

   Property and Equipment
   ----------------------

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

   Goodwill
   --------

   Goodwill recorded in connection with acquisitions is amortized on a straight line basis over three to ten years.

   Income Taxes
   ------------

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

   Business and Credit Concentrations
   ----------------------------------

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

   Use of Estimates
   ----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

5. Loss per Share:

   The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period presented. Options and warrants to purchase common stock of 590,000 and 100,000, respectively, are outstanding at June 30, 1998, but were not included in the computation of diluted loss per share because their effect was antidilutive.

6. Property and Equipment:

   Property and equipment at June 30, 1998, consists of the following:

     Operating equipment                                    $ 9,367,200
     Leasehold improvements                                     220,400
     Office furniture and equipment                             379,200
     Automobiles                                                167,500
                                                            -----------
                                                             10,134,300
     Less accumulated depreciation and amortization          (5,494,600)
                                                             ----------

                                                            $ 4,639,700
                                                            ===========
7. Bank Debt:

Bank debt at June 30, 1998, consists of the following:

     Bank note payable bearing interest at bank's prime rate
     plus 2% (8.5% at June 30, 1998).  Principal payments
     of $43,596 plus interest due monthly through July 2001.      $ 1,613,100

     Bank revolving note of $500,000 bearing interest at
     bank's prime rate plus 2%.  Interest payments due
     monthly through July 1998.  Outstanding balance shall
     be $-0- for a minimum of 30 consecutive days during
     the stated term of the note.                                     300,000

     Bank note payable bearing interest at bank's prime rate
     plus 2%.  Principal payments of $7,353 plus interest
     due monthly through February 2001.                               227,400

     Bank note payable bearing interest at bank's prime rate
     plus 2%. Principal payments of $15,829 plus interest
     due monthly through June 2002.                                   750,000

     Bank note payable bearing interest at bank's prime rate
     plus 2%.  Principal payments of $3,125 plus interest due
     monthly through January 2000.                                     73,200
                                                                   -----------
                                                                     2,963,700
     Less current portion                                           (1,136,400)
                                                                   -----------
                                                                   $ 1,827,300
                                                                   ===========


Bank debt is collateralized by all of the Company's assets and is personally guaranteed by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of these financial covenants at June 30, 1998. On August 14, 1998, the bank agreed to waive these violations.


8. Warrants and Options:

   Warrants
   ---------------

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

   Options
   ------------

The Company has formed an Employee Stock Option Plan for eligible officers, employees and consultants of the Company or any of its subsidiaries. Under the term of the Plan options may not be issued for less than 100% of the fair market value of the Company's common stock on the date of grant. As of June 30, 1998, no options have been granted under this Plan.

On February 27, 1998, outside the aforementioned plan, the Company granted options to acquire 590,000 shares of the Company's common stock at $0.125 per share to certain officers of the Company.

9. Transactions with Related Parties:

        Leases
        ----------

The Company leases office space from Margate Associates, a general partnership wholly-owned by certain stockholders of the Company. The lease, which expires May 31, 2003, currently provides for monthly payments of $23,400.

The total office rent expense for the six month period ended June 30, 1998, was approximately $142,700 and was paid to Margate Associates.

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

Plan of Operation
-----------------

Since the merger with SEG (see Note 1), the Company has been primarily operating as a provider of integrated telecommunications, television production and related services to the entertainment, sports, and wagering industries. The Company's services include use and or provision of mobile satellite and television production facilities, post production services, closed circuit television and security systems, satellite leasing, program syndication, and the sale of prepaid phone cards. The Company's plan of operation over the next twelve (12) months is to continue to seek expansion opportunities in its core business with existing clientele, as well as develop new clients to maximize utilization of the Company's existing facilities and services.

The Company has not and does not project for the future any research and development efforts, any material purchase or sale of equipment or any significant increase or decrease in the number of employees used to provide its services.

Results of Operations
---------------------

For the three and six month periods ended June 30, 1998, the Company reported net losses of $113,100 and $476,600, respectively. The first calendar quarter of the year historically shows a net loss due to the cyclical nature of SEG's business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summers months.

Results for the three months ended June 30, 1998, were adversely affected by a shift in the mix of racing start dates in 1998 as compared to the same period of prior years. In addition, on May 19, 1998, as a result of the failure of the Galaxy IV satellite, Hughes declared Galaxy IV permanently out of service and pre-empted all clients of Galaxy VI (on which the Company leased two full-time transponders). This pre-emption forced the Company to find alternative transponder capacity in a tighter and more expensive marketplace. The loss of income from this disruption in satellite service for the three months ended June 30, 1998 was approximately $100,000.

Liquidity
---------

At June 30, 1998, the Company had current assets of $1,669,100 and current liabilities of $2,343,300. At June 30, 1998, $200,000 was available under a revolving line of credit from the Company's senior lender.

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


PART II - OTHER INFORMATION



ITEM 1:   LEGAL PROCEEDINGS

         None


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

     (a)  Exhibits -

             Exhibit 27.00 -  Financial Data Schedule


     (b)  Reports on Form 8K - None

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIDENT MEDIA GROUP, INC.



Dated:     August 19, 1998                  By: /s/ Edward M. Spector
                                            President and Director








4