Form 10QSB
period 1998-09-30
TRIDENT MEDIA GROUP INC
filed 1998-11-16
CIK 769796

SECURITIES AND EXCHANGE COMMISSION



                               Washington, DC  20549



                                    FORM 10-QSB



[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 1998

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

Yes   X      No

Number of shares outstanding of Issuer's Common Stock as of October 31, 1998:
5,000,152



PART I

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                                           September 30,
                                                                                               1998
                                                                                           -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                             $   120,400
     Accounts receivable, net of allowance for doubtful accounts
          of  $65,000                                                                          864,400
     Other current assets                                                                      713,900
                                                                                           -----------

               Total current assets                                                          1,698,700

Property and equipment, net                                                                  4,492,600
Other assets                                                                                   267,300
                                                                                           -----------

                                                                                           $ 6,458,600
                                                                                           ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                              $   839,500
     Current portion of bank debt                                                            1,336,400
     Other current liabilities                                                                 177,800
                                                                                           -----------
               Total current liabilities                                                     2,353,700

Bank debt, less current portion                                                              1,627,900
Deferred taxes                                                                                 911,500
                                                                                           -----------

               Total liabilities                                                             4,893,100
                                                                                           -----------


Stockholder's equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
          5,000,152 shares issued and outstanding                                                5,000
     Retained earnings                                                                       1,560,500
                                                                                           -----------
               Total stockholder's equity                                                    1,565,500
                                                                                           -----------
                                                                                           $ 6,458,600
                                                                                           ===========



TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                        September 30,  September 30,  September 30,  September 30,
                                                                            1998          1997           1998           1997

                                                                        -----------    -----------    -----------    -----------

Revenues                                                                $ 3,211,500    $         -    $ 6,135,600    $         -

Operating costs and expenses:

     Cost of operations                                                   1,994,600              -      3,949,000              -
     Selling, general and administrative                                    698,600          6,500      1,825,100          7,700
     Depreciation and amortization                                          312,400              -        821,900              -
                                                                        -----------    -----------    -----------    -----------
               Total operating costs and expenses                         3,005,600          6,500      6,596,000          7,700
                                                                        -----------    -----------    -----------    -----------


               Income (loss) from operations                                205,900         (6,500)      (460,400)        (7,700)

Interest expense                                                             83,600              -        211,600              -
                                                                        -----------    -----------    -----------    -----------

               Income (loss) before taxes                                   122,300         (6,500)      (672,000)        (7,700)

Income tax (expense) benefit                                                (76,000)             -        241,700              -
                                                                        -----------    -----------    -----------    -----------

Net income (loss)                                                       $    46,300    $    (6,500)   $  (430,300)   $    (7,700)
                                                                        ===========    ===========    ===========    ===========


Net income (loss) per share     -  Basic                                $      0.01    $         -    $     (0.09)   $         -
                                                                        ===========    ===========    ===========    ===========

                                -  Diluted                              $      0.01    $         -    $     (0.09)   $         -
                                                                        ===========    ===========    ===========    ===========


Weighted average number of shares outstanding
                                -  Basic                                  5,000,152      1,500,152      4,807,844      1,500,152
                                                                        ===========    ===========    ===========    ===========
                                -  Diluted                                5,560,318      1,500,152      4,807,844      1,500,152
                                                                        ===========    ===========    ===========    ===========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOWS
(Unaudited)

                                                                            Three Months Ended            Nine Months Ended
                                                                        September 30,  September 30,  September 30,  September 30,
                                                                            1998          1997            1998          1997
                                                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                  $    46,300    $    (6,500)   $  (430,300)   $    (7,700)
     Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization                                  312,400              -        821,900              -
             Net Increase (decrease) in cash resulting from changes in
                current assets, current liabilities and other assets       (698,200)         6,500         92,000          7,700
                                                                        -----------    -----------    -----------    -----------
                    Net cash provided by operating activities              (339,500)             -        483,600              -
                                                                        -----------    -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                    (105,200)             -       (281,900)             -
     Purchase of Steinley's Photochart Systems, Inc.                              -              -       (350,000)             -
     Purchase of GoldenTel, LLC.                                                  -              -       (230,000)             -
     Purchase of On Track, Inc. Net of $13,000
               Cash acquired                                                      -              -       (187,000)             -
                                                                        -----------    -----------    -----------    -----------
                    Net cash used by investing activities                  (105,200)             -     (1,048,900)             -
                                                                        -----------    -----------    -----------    -----------

Cash flows from financing activities:
     Principal payments on bank debt                                       (199,400)             -       (702,400)             -
     Proceeds from bank borrowings                                          200,000              -      1,400,000              -
     Principal payments on other liabilities and capital leases              (6,900)             -        (11,900)             -
                                                                        -----------    -----------    -----------    -----------
                    Net cash provided (used) by financing activities         (6,300)             -        685,700              -
                                                                        -----------    -----------    -----------    -----------


                    Net increase (decrease) in cash and cash equivalents   (451,000)             -        120,400              -

Cash and cash equivalents at beginning of period                            571,400              -              -              -
                                                                        -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period                              $   120,400              -    $   120,400              -
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

     For accounting purposes, this transaction was recorded as if SEG acquired Trident, a reverse acquisition. Subsequent to the business combination, the Board of Directors and shareholders of Millenium controlled a majority of the common stock of Trident. As a result of the large number of shares being issued in connection with the transaction, the fact that the shares represent unregistered securities, and the market for the securities is thin, the fair value of Trident's net assets, which approximates cost, was used to determine the value of the shares exchanged.


     Supplemental Proforma Results Of Operations
     -------------------------------------------

     The following unaudited proforma information presents the consolidated results of operations as if the purchase had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisition actually been made as of such date or of results which may occur in the future.

                                                    Nine Months Ended
                                              September 30,   September 30,
                                                   1998           1997
                                               -----------     -----------
[S]                                            [C]             [C]

         Revenue                               $ 6,135,600     $ 4,601,000
         Loss from operations                     (460,400)        (60,300)
         Net loss                                 (430,300)       (128,400)

         Loss per share                              (0.09)          (0.03)


2.   THE COMPANY:

     Trident, a Nevada corporation formed in 1984, through its wholly-owned subsidiaries, provides telecommunications services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industry, syndicates sports and entertainment programming throughout North America and provides telecomunications products through the sale of prepaid phone cards.


3.   ACQUISITIONS:

     The following acquisitions were completed during the nine months ended September 30, 1998. These transactions were all accounted for under the purchase method of accounting. The allocation of purchase price for these transactions was based on historic net book values, which in management's opinion approximates fair value.


     Steinley's Photochart Systems, Inc.
     -----------------------------------

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


     GoldenTel Prepaid, LLC.
     -----------------------

     On June 2, 1998, the Company acquired 100% of the issued and outstanding membership units of GoldenTel Prepaid, LLC. ("GoldenTel") for $200,000 in cash and an earn-out of an additional $30,000 if certain revenue objectives are achieved for the two months commencing June 2, 1998. These revenue objectives were met and the earn-out payment was paid on September 2, 1998. GoldenTel markets and sells prepaid telephone calling cards primarily through dispensing machines in the State of Nevada


     On Track, Inc.
     --------------

     On June 24, 1998, the Company acquired 100% of the issued and outstanding common stock of On Track, Inc. ("OTI") for $200,000. The purchase price was payable $100,000 at closing and $100,000 less any unrecorded liabilities, as defined in the agreement, six months after the closing date. The sellers can also earn an additional $200,000 based on reaching certain revenue and profit levels over the next two years. OTI provides video production and related services to the pari-mutuel racing industry as well as insert advertising to the cable television industry in the southwest portion of the United States.


     Trident Telecard, Inc.
     ----------------------

     In September 1998, the Company acquired certain assets from an unrelated third party and formed a new company, Trident Telecard, Inc. ("Telecard"). Telecard's purpose is to develop and distribute through a network of wholesalers prepaid telephone calling cards primarily to the resident alien ethnic markets, tourists, students and the general public.`


4.   SIGNIFICANT ACCOUNTING POLICIES:


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


     Revenue Recognition
     -------------------

     Revenue from broadcasting and production activities is recognized at the time services are performed by the Company. Revenue from prepaid phone card activities is recognized at the time of sale. Most of the Company's revenue is generated under long-term contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these noncancelable contracts for the term of the contract. As of September 30,1998, contractual revenue for future periods under these agreements amounted to approximately $19,000,000.


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


5.   LOSS PER SHARE:

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Options and warrants to purchase common stock of 590,000 and 100,000, respectively, are outstanding at September 30, 1998, but were not included in the computation of diluted loss per share for the nine months ended September 30, 1998, because their effect was antidilutive.


6.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 1998, consists of the following:

        Operating equipment                                       $ 9,460,100
        Leasehold improvements                                        220,400
        Office furniture and equipment                                426,700
        Automobiles                                                   170,800
                                                                  -----------

                                                                   10,278,000
        Less accumulated depreciation and amortization             (5,785,400)
                                                                  -----------

                                                                  $ 4,492,600
                                                                  ===========


7.   BANK DEBT:

     Bank debt at September 30, 1998, consists of the following:

     Bank note payable bearing interest at bank's prime rate
     plus 2% (8.5% at September 30, 1998).  Principal payments
     of $43,596 plus interest due monthly through July 2001.      $ 1,482,300

     Bank revolving note of $500,000 bearing interest at
     bank's prime rate plus 2%.  Interest payments due
     monthly through July 1999.  Outstanding balance shall
     be $-0- for a minimum of 30 consecutive days during
     the stated term of the note.                                     500,000

     Bank note payable bearing interest at bank's prime rate
     plus 2%.  Principal payments of $7,353 plus interest
     due monthly through February 2001.                               205,300

     Bank note payable bearing interest at bank's prime rate
     plus 2%. Principal payments of $15,829 plus interest
     due monthly through June 2002.                                   712,800

     Bank note payable bearing interest at bank's prime rate
     plus 2%.  Principal payments of $3,125 plus interest due
     monthly through January 2000.                                     63,900
                                                                  -----------
                                                                    2,964,300
     Less current portion                                          (1,336,400)
                                                                  -----------

                                                                  $ 1,627,900
                                                                  ===========


Bank debt is collateralized by all of the Company's assets and is personally guaranteed by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels.

8.   WARRANTS AND OPTIONS:


     Warrants
     --------

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


     Options
     -------

     The Company has formed an Employee Stock Option Plan for eligible officers, employees and consultants of the Company or any of its subsidiaries. Under the term of the Plan options may not be issued for less than 100% of the fair market value of the Company's common stock on the date of grant. As of September 30, 1998, no options have been granted under this Plan.

     On February 27, 1998, outside the aforementioned plan, the Company granted options to acquire 590,000 shares of the Company's common stock at $0.125 per share to certain officers of the Company.


9.   TRANSACTIONS WITH RELATED PARTIES:

     Leases
     ------

     The Company leases office space from Margate Associates, a general partnership wholly-owned by certain stockholders of the Company. The lease, which expires May 31, 2003, currently provides for monthly payments of $23,400.

     The total office rent expense for the nine month period ended September 30, 1998, was approximately $213,000 and was paid to Margate Associates.


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


     Plan of Operation
     -----------------

     Since the merger with SEG (see Note 1), the Company has been primarily operating as a provider of integrated telecommunications, television production and related services to the entertainment, sports, and wagering industries.
The Company's services include use and or provision of mobile satellite and television production facilities, post production services, closed circuit television and security systems, satellite leasing, program syndication, and the provision of telephony services including prepaid telephone calling cards. The Company's plan of operation over the next twelve (12) months is to continue to seek expansion opportunities in its core business with existing clientele, as well as develop new clients to maximize utilization of the Company's existing facilities and services.

      The Company has not and does not project for the future any research and development efforts, any material purchase or sale of equipment or any significant increase or decrease in the number of employees used to provide its services.


     Results of Operations
     ---------------------

     For the three and nine month periods ended September 30, 1998, the Company reported net income of $46,300 and a net loss of $430,300, respectively. The first calendar quarter of the year historically shows a net loss due to the cyclical nature of SEG's business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summers months.

     Results for the three months ended September 30, 1998, were adversely affected by a shift in the mix of racing start dates in 1998 as compared to the same period of prior years. In addition, on May 19, 1998, as a result of the failure of the Galaxy IV satellite, Hughes declared Galaxy IV permanently out of service and pre-empted all clients of Galaxy VI (on which the Company leased two full-time transponders). This pre-emption forced the Company to find alternative transponder capacity in a tighter and more expensive marketplace. The loss of income from this disruption in satellite service for the nine months ended September 30, 1998 was in excess of $250,000.


     Liquidity
     ---------

     At September 30, 1998, the Company had current assets of $1,698,700 and current liabilities of $2,353,700.

     During the next twelve (12) months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment and facilities to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries which provides a reliable and predictable revenue stream (see note 4). The Company believes that its current cash flow, long-term contracts with its customers and its relationship with its lending institutions will be sufficient to support these cash requirements.


     Year 2000 Compliance
     --------------------

     The Company is implementing a Year 2000 program to ensure that its computer systems and applications will function properly beyond the year 1999 and believes that adequate resources have been allocated for this purpose. The Company does not believe that the cost of implementing its Year 2000 program will have a material effect on the Company's financial condition or results of operations. The expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse affect on the Company's results of operations and financial condition. In addition, the revenue stream and financial ability of existing suppliers, service providers or customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenues and operating profitability.


PART II - OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS
             None


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits -

                   Exhibit 27.00 -  Financial Data Schedule


            (b)    Reports on Form 8K.

                   None



SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIDENT MEDIA GROUP, INC.



Dated:     November 13, 1998                By: /s/ Edward M. Spector
                                                President and Director