Form 10KSB
period 1998-12-31
TRIDENT MEDIA GROUP INC
filed 1999-09-15
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-KSB


[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________________

Commission file number                2-98074-NY


                              Trident Media Group, Inc.
         (Exact name of small business issuer as specified in its charter)


     Nevada                                                    11-2751536
(State or other jurisdiction of                              (IRS. Employer
incorporation or organization)                             Identification No.)


                   6349 Palomar Oaks Court, Carlsbad, CA  92009
                     (Address of principal executive offices)

                              (760) 438-9080
               (Issuer's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes             X                   No          _____

Issuer's revenue for the most recent fiscal year: $8,538,900

Number of shares outstanding of Issuer's Common Stock as of March 31, 1999:
5,000,152


                                     PART  I

Item 1.     Description of Business

INTRODUCTION

     Trident Media Group, Inc. ("Trident" or the "Company"), a Nevada corporation, is a full service provider of a broad range of services in the telecommunications, and network television services industries. Trident produces, displays, edits and distributes video and audio programming and other data into various formats, creates graphics animation and other materials all to support its customer programs. Trident also provides broadcast, and uplinking satellite and terrestrial distribution services for its own and its clients programming, including video, audio, data and telephony. Trident additionally provides prepaid long distance telephone calling card services distributed through electronic dispensing units and retail sales.

FORMATION

     Trident Media Group, Inc. was incorporated in 1984 as International Fire Prevention Inc. ("IFPI"), a Nevada corporation. IFPI was an inactive public Company with no operations and had been dormant since 1988. IFPI was renamed Trident Media Group, Inc. and a plan of merger with Spector Entertainment Group, Inc. ("SEG"), was effected on January 15, 1998, as a reverse acquisition with Trident as the surviving entity. Trident is a NASD OTC Electronic Bulletin Board traded company and has its principal executive offices at 6349 Palomar Oaks Court, Carlsbad, CA 92009.

DESCRIPTION OF BUSINESS

     Trident has concentrated on providing satellite transmission services to the pari-mutuel racing industry. The Company transmits via a fleet of owned and leased uplink units video, audio and data of televised wagering events, such as horse racing, for distribution to venues including racetracks, off track wagering facilities, casinos, and Indian reservations. The Company additionally provides encryption and compression services, which enable Trident to scramble and protect the program from unauthorized third party reception. Trident also controls, under long term, exclusive lease, satellite transponder capacity used for both Trident's clients and excess capacity resold for third party use, including purchase by Globecast, Fox Networks, Vyvx, and major television networks. The Company's operations also include television production of pari-mutuel racing events and closed circuit systems. These services include: live event production; photo finish; post production; closed circuit audio; public address; television and security systems; and a variety of other related systems and services. Trident currently provides over 1,000 live - action television events and transmits over 8,000 hours of programming annually. The company provides its services to a diversified client base including over 250 of the premiere wagering and entertainment facilities and a variety of broadcast cable and private networks throughout North America. The company also provides telephony services including prepaid phone card services through electronic dispensing equipment and retail sales.

     The Company has organized its activities into two (2) operating groups as follows:


     Network Services Group
     ----------------------

     The Network Services Group's focus and the core business of the Company is to provide simulcasting, television production and related services to racetracks, casinos, off-track betting locations and to the general sports and entertainment industries. Simulcasting is the process of uplinking the audio and video television signal of a live event from a racetrack to a satellite for reception by wagering locations throughout the country. The Company's simulcast services enable racetracks to simultaneously send their television signals to multiple wagering facilities, including other racetracks and off-track betting facilities.

     The Company operates a fleet of transportable Earth Stations licensed by the Federal Communications Commission ("FCC") which are deployed for the transmission of audio, video and/or data programming via satellite throughout North America. The Earth Stations are typically configured on a mobile trailer and transported to the site where the broadcast event occurs. The Company obtains its satellite transponder capacity by securing multiple short term and long term leases with a variety of satellite communications providers. The Company employs state-of-the-art digital compression technology (which also effectively scrambles the signal), utilizing General Instruments' DigiCipherTM encoders and decoders primarily configured for a single-channel-per-carrier ("SCPC") compression system. The SCPC system enables the Company to uplink digitally compressed signals from diverse locations to a single satellite transponder. The Company also uses Scientific Atlanta B-MacT scrambling equipment for its non-compressed signals. Where the Company's transmitted signal is compressed or scrambled, the Company has contracts that provide that the Company will be the exclusive provider of decoder equipment to locations authorized by the content owner to receive the signal. The Company is an "OEM" (original equipment manufacturer) for a variety of broadcast television equipment providers, including General Instruments, Scientific Atlanta, Mitsubishi, Ikegami and others.

     Satellite communications can be used to transmit and distribute audio, video, data information and programming. In providing satellite communication services, the Company creates a satellite communications "Circuit", which consists of three basic elements; (1) an uplink "Earth Station" that transmits a signal to a satellite; (2) an assigned space segment (band width) on a leased satellite transponder that receives the uplink signal and retransmits it to earth; and (3) a "downlink" Earth Station that receives the signal from the satellite. An Earth Station generally consists of a parabolic antenna that sends or receives the signal, and includes electronic equipment that converts, amplifies, and transmits the signal to the satellite, or receives and converts the signal for the display of such broadcast or processing of information.

     The downlink, or receive end of the communications circuit may be either a single Earth Station when providing point to point transmission of live programming, or a number of Earth Stations, geographically dispersed, when programming is being distributed for a point to multi point transmission. The satellite transponder space segment needed to complete the communications circuit is generally leased by the Company directly from the satellite owner such as PanAmSat, Loral or GE Americom. During the past twelve month period, the Company has transmitted over 8,000 hours of live action television programs. The Company also brokers unused satellite transponder capacity and provides satellite transmission services to third parties. These services, which are marketed primarily to the sports and television entertainment networks enable the Company to capitalize on the Company's excess transponder capacity and fill scheduling gaps for its uplink fleet. The Company also provides design, equipment, installation and operational services to several off-track betting facilities.

     GE Americom currently provides transponder services to the Company under a lease for non-preemptible service. The lease expires in June of 2001, and provides the Company an option to extend the term. The Company typically utilizes a transponder in the C-band frequency. The Company utilizes its satellite transponder capacity to service its own broadcasts and resells both analog and compressed capacity to third parties for video, audio, data and voice transmissions. The Company continually evaluates new technologies to expand the productive utilization of its transponder capacity.

     The Company also provides television production services primarily for the pari-mutuel racing industry, and is capable of providing virtually all of the television programming production, television equipment, and related service requirements as an integrated package for a wagering facility. At each site, the Company typically provides track site cameras, production studios, television monitors, cabling and related equipment and services. The Company also operates a fleet of mobile production studios, which can be deployed for on site service. The Company provides cameramen, producers, editors, and other trained personnel required to operate its equipment and create its programming. The Company provides the closed-circuit video systems to enable patrons to see and hear the live races throughout the racetrack and enable management to oversee its operations. The Company also produces pre and post-race shows, replays and gaming information and provides commercial, edit and post-production services. The Company's simulcasting and television production services, systems and equipment are typically provided pursuant to multi-year non-cancelable contracts.


     Telecommunications Services
     ---------------------------

     The Company is a non-facilities based reseller of long distance and international telecommunications services to non-commercial consumers. The Company offers services primarily through the use of enhanced prepaid phone cards provided through company owned electronic dispensing units and retail sales. Trident does not own or operate any of the primary transmission facilities currently used for its telephone operations. The Company's products and services are provided under agreements which entitle Trident to obtain discounted bulk rates which are then resold to Trident's clients. The Company's operations have historically been located in the Southwestern portion of the United States.

     Within the diversified telephone services industry, prepaid and other type discount telephone services are relatively new. Phone cards have been widely used throughout Europe and Asia for more than ten (10) years. Although prepaid phone cards were not used on a widespread basis in the United States prior to 1994, the market in the United States has been rapidly expanding, with annual sales of prepaid phone cards growing from an estimated $100 million in 1993, to an estimated $1.1 billion in 1996. Industry analysts project annual sales of prepaid and discount phone cards in the United States to reach $2.5 billion by the year 2000. Analysts also indicate that continued industry growth will be fueled by: (i) continued consumer acceptance of prepaid phone cards; (ii) a broader base of consumer segments using prepaid phone services, such as business employees, students and travelers; and (iii) an increased appeal to, and greater use by, residential users.

     Prepaid phone cards have proven to be a reliable, convenient, and cost-effective alternative to coin-operated calling, operator-assisted calls and standard credit calling cards. Unlike credit calling cards, which provide virtually unlimited credit and impose surcharges on long distance services, prepaid phone cards are paid for in advance and provide finite amounts of calling time. Most domestic prepaid phone cards, utilize a remote memory technology, which permits users to place local, long distance and international calls from any touch-tone phone by dialing a toll-free or local access number to connect to a prepaid phone card switching platform. After being prompted to enter a PIN number, the caller is advised of the value remaining on the card and is prompted to enter the telephone number to be called. The call is then routed to its destination. The per-minute charges for the call are automatically decremented from the prepaid account corresponding to the PIN as the call progresses.

    The Company markets its products and services in telecommunications through direct sales and a network of independent representatives on a commission basis. The Company has also utilized field service personnel and has provided service on a wholesale basis.

    Trident intends to actively pursue a strategy of continued growth and seeks to expand the distribution of its services and products as well as maximize penetration of existing and complementary geographic markets. To this end, the Company will continue to: (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and (iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, numerous factors beyond the control of the Company. Thus, no assurance can be given, nor construed that such objective can or will be achieved.

     The following table sets forth the percentage of revenues contributed by each of the Company's operating groups during the last three fiscal years.

                                      Year Ended December 31,
                                  ------------------------------
                                    1998        1997          1996
                                   ------      ------        ------
     Network Services Group         87.5%      100.0%        100.0%
     Telecommunications Services    12.5           -             -
                                   ------      ------        ------

              Total Revenue        100.0%      100.0%        100.0%
                                   ======      ======        ======


     Merger and Recision with Graff Pay-Per-View, Inc.
     -------------------------------------------------

     On August 31, 1995, the stockholders of SEG consummated a merger agreement and plan of reorganization with Graff Pay-Per-View, Inc. ("Graff"). Under this agreement, Graff acquired all of the issued and outstanding shares of SEG for shares of common stock in Graff. In addition, certain officers and stockholders of SEG entered into non-competition agreements and employment agreements with Graff. On February 7, 1997, SEG finalized an agreement to split off from Graff, terminating all affiliation with Graff. All stock transferred back to the original owners at closing.

     Acquisitions
     ------------

     Trident operates in a number of highly fragmented industries and has historically expanded its operations through a combination of internal growth and acquisitions. The Company regularly evaluates possible acquisition candidates and may seek to acquire companies to expand the distribution of its services and products, enhance internal efficiencies, complement existing operations, or for other operating or strategic considerations. Except as otherwise disclosed herein, the Company has no agreements, commitments, or arrangements with respect to any acquisition. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will be able to successfully integrate, operate, and/or manage any acquisition, or that the Company will be able to service any debt or other obligations incurred in connection with any acquisition.

     The following acquisitions were completed during the year ended December 31, 1998. These transactions were all accounted for under the purchase method of accounting. The allocation of purchase price for these transactions was based on historic net book values, which in management's opinion approximated fair value.


     Steinley's Photochart Systems, Inc.
     -----------------------------------

     On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000. In addition, the former owners of Steinley's can earn up to $250,000, based on achieving certain revenue and earnings targets over the next two years. Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry primarily in the Northwest portion of the United States.


     GoldenTel Prepaid, LLC.
     -----------------------

     On June 2, 1998, the Company acquired 100% of the issued and outstanding membership units of GoldenTel Prepaid, LLC. ("GoldenTel") for $200,000 in cash and an earn-out of an additional $30,000 if certain revenue objectives were achieved for the two months commencing June 2, 1998. These revenue objectives were met and the earn-out payment was paid on September 2, 1998. GoldenTel subsequently changed its name to Trident Prepaid, Inc., and markets and sells prepaid telephone calling cards primarily through electronic dispensing machines in the State of Nevada.


     On Track, Inc.
     --------------

     On June 24, 1998, the Company acquired 100% of the issued and outstanding common stock of On Track, Inc. ("OTI") for $200,000. The purchase price was payable $100,000 at closing and $100,000 less any unrecorded liabilities, as defined in the agreement, six months after the closing date. On January 15, 1999, $39,600 was paid to the former owners of OTI, as payment for the remaining purchase obligation. The sellers can also earn additional compensation based on reaching certain revenue and profit levels over the next two years. OTI provides video production and related services to the pari-mutuel racing industry as well as insert advertising to the cable television industry in the Southwest portion of the United States.


     Trident Telecard, Inc.
     ---------------------

     In September 1998, the Company acquired certain assets from an unrelated third party and formed a new company, Trident Telecard, Inc. ("Telecard"). Telecard's purpose was to develop and distribute through a network of wholesalers prepaid telephone calling cards primarily focused upon the ethnic markets, tourists, students and the general public. In the fourth quarter of 1998, the Company determined that Trident Telecard, Inc., was unable to support and fulfill its business plan, nor were its operations a strategic fit with the Company's operations. Accordingly, Telecard's operations were curtailed and ceased by December 1998. Pursuant to a Settlement Agreement dated May 3, 1999 (the "Telecard Settlement Agreement") among the Company, Telecard and Lance Teren, et al, the Company conveyed certain assets and inventory of the Telecard operations in exchange for a comprehensive release.


GOVERNMENTAL REGULATIONS

     Trident's communications operations and services in the Network Services Group are generally subject to regulation by the Federal Communications Commission ("FCC"). All satellite transmission facilities, including mobile satellite Earth Stations and microwave equipment, must be individually licensed and renewed by the FCC, historically this occurred on an annual basis. During 1998, the FCC approved the Company's licenses for a period of ten years. The FCC prescribes technical standards for transmission equipment which may change from time to time.

     The FCC also requires a coordination process and filing for each Earth Station transmitter operating in the frequency band used by some of the satellites on which the Company provides services. This process is to demonstrate that the Earth Station transmitter will not interfere with land-based microwave systems or other users. This requirement, in some cases, restricts the proximity that a mobile Earth Station can have to a customer facility and thus may require a cable or other terrestrial link to be installed between the customer and the Earth Station. Transmission equipment must also be installed in a manner that avoids harmful levels of radio frequency radiation.


     Employees
     ---------

     At March 31, 1999, the Company had 37 full-time and 26 seasonal/part-time employees. Trident believes that its relationship with its employees is satisfactory.


Item 2.     Description of Property

     The Company conducts its activities from offices at the following locations:


     Leased Facilities
     -----------------

     Headquarters (A)
     6349 Palomar Oaks Court                         26,599 square feet
     Carlsbad, CA 92009

     Branch Office
     6280 S. Valley View Blvd., Suite 330             1,800 square feet
     Las Vegas, NV  89118


     Owned Facilities
     ----------------

     1889 Highway 70 East                             4,300 square feet
     Ruidoso Downs, NM  88346

(A) Facility is leased from Margate Associates, a general partnership wholly-owned by the Company's majority stockholder.

     The Company believes the above facilities are adequate and suitable for the conduct of its current business activities.


Item 3.     Legal Proceedings

     On January 5, 1999, Lance Teren, et al, commenced an action in the Superior Court of the State of California. As part of the Telecard Settlement Agreement dated May 3, 1999, the suit was dismissed.

     The Company is not currently involved in any legal proceedings. From time to time Trident may become a party to legal actions in the normal course of business.


Item 4.     Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                 PART II

Item 5.      Market for Common Equity and Related Stockholder Matters

     Trident's common stock began trading on the OTC Electronic Bulleting Board on February 23, 1998, under the symbol "TDNT".

     The following table sets forth for the calendar periods indicated, the per share range of the high and low bid price of the Company's common stock.


                1998            High Bid        Low Bid
          ---------------    -------------    -------------
          First Quarter          $0.11           $0.02
          Second Quarter          3.50            0.13
          Third Quarter           3.00            1.50
          Fourth Quarter          1.99            0.87

     Trident has never paid cash dividends on its common stock and intends to retain future earnings to support growth of its business and does not anticipate paying any cash dividends in the near future.


Item 6.     Management' s Discussion and Analysis

     The following table is a summary of financial information for the Company for the periods indicated.


For years ended December 31,              1998           1997           1996
-------------------------------------------------------------------------------
Revenues                                $ 8,538,900   $ 6,472,400   $7,885,900

Operating costs and expenses:

   Cost of operations                     5,579,200     3,347,400    4,777,700
   Selling, general and administrative    2,822,500     1,939,500    1,026,800
   Depreciation and amortization          1,145,000       948,400      801,000
                                          ---------     ---------    ---------
     Total operating costs and expenses   9,546,700     6,235,300    6,605,500
                                          ---------     ---------    ---------

     Income (loss) from operations       (1,007,800)      237,100      280,400

Write-off of related party receivables            -             -      563,100
Interest expense                            300,000       215,000      257,200

     Income (loss) before income taxes
      and cumulative effect of
      accounting change                  (1,307,800)       22,100      460,100

Income tax provision (benefit)             (422,800)       17,700      188,000

     Income (loss) before cumulative
       effect of accounting change         (885,000)        4,400      272,100

Cumulative effect of accounting change,
  Net of tax                                (43,700)            -            -
                                          ---------     ---------    ---------

     Net income (loss)                    $(928,700)  $     4,400   $  272,100
                                          =========   ===========   ==========


RESULTS OF OPERATIONS
---------------------

     The following discussion of the financial condition and operating results of Trident should be read in conjunction with Trident's Financial Statements and notes thereto, and other financial information included elsewhere in this report. This report contains forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed elsewhere in this report, among the other factors that could cause actual results to differ materially are the following: business conditions and the general economy; governmental regulation of the Company's telecommunications services and of the pari-mutuel and gaming industries in general; competitive factors such as rival service providers, alternative methods of broadcasting and an increasing variety of telecommunication products being offered to the general public; consolidation in the ownership of the Company's principal customers and the risks associated with providing services to the gaming industry.


1998 COMPARED TO 1997
---------------------

     For the year ended December 31, 1998 the Company reported a loss before income taxes and the cumulative effect of a change in accounting of $1,307,800 as compared to income before income taxes of $22,100 for the year ended December 31, 1997. The 1998 loss was primarily attributable to three main factors: (i) in May of 1998 the Company's satellite provider pre-empted (due to the failure of one of the providers other satellites) all clients of the satellite on which the Company had leased two full-time transponders, thereby forcing the Company to find alternative transponder capacity in a tighter and more expensive marketplace (the loss in income from this disruption in satellite service was in excess of $350,000), (ii) operating losses of approximately $330,000 in connection with the start-up of the Company's prepaid telephone calling card business and (iii) a write-off of approximately $200,000 relating to certain equipment and other deferred costs no longer utilized in the operation of the business. Also, contributing to the 1998 losses were approximately $80,000 of non-recurring general and administrative expenses incurred in connection with the Company's acquisition of certain businesses during 1998. In addition to the start-up of the telephone calling card business during 1998, the Company also acquired Steinley's Photochart, Systems, Inc. ("Steinley's") and On Track, Inc. ("OTI"), which operated in the same business segment as the Company's existing core business. These two acquisitions contributed approximately $120,000 to pre-tax results within the Network Service Group for the year ended December 31, 1998.


     Revenues
     --------

     The Company reported revenues of $8.5 million for the year ended December 31, 1998 as compared to $6.5 million for the year ended December 31, 1997. The increase in revenues was directly related to the start-up of the Company's telephone calling card business (approximately $1.0 million) and the acquisition of Steinley's and OTI (approximately $1.1 million). Revenue from the Company's existing core business activities decreased slightly from $6.5 million in 1997 to $6.4 million in 1998.


     Cost of Operations
     ------------------

     Cost of operations amounted to $5.6 million for the year ended December 31, 1998 as compared to $3.3 million for the year ended December 31, 1997. The increase from 1997 to 1998 relates to three factors: (i) higher satellite expense in 1998 of $0.7 million caused by the satellite failure discussed above, and the loss of a favorable sub-lease of transponder space for the first six months of 1997 from the Company's former parent Graff Pay-Per-View, Inc. ("Graff") (this sub-lease agreement was part of the settlement agreement in the split-off from Graff in early 1997), (ii) costs of approximately $0.6 million associated with Steinley's and OTI which didn't exist in 1997 and (iii) costs of approximately $0.9 million relating to the Company's telephone calling card business which was started-up during 1998.


     Selling, General and Administrative Expenses
     --------------------------------------------

     The Company reported selling, general and administrative expenses of $2.8 million for the year ended December 31, 1998 as compared to $1.9 million for the year ended December 31, 1997. The increase is primarily attributable to the start-up of the telephone calling card business and selling, general and administrative expenses relating to acquisitions made during 1998 which didn't exist in 1997. Also, included in selling, general and administrative expenses for 1998 is a provision of $75,000 relating to the cessation of the Company's wholesale prepaid calling card business as of December 31, 1998.


     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization amounted to $1.1 million for the year ended December 31, 1998 as compared to $0.9 million for the year ended December 31, 1997. The increase from 1997 to 1998 primarily relates to acquisitions made during 1998 ($0.1 million) and the write-off of certain assets no longer utilized in the business ($0.1 million).


     Interest Expense
     ----------------

     Interest expense increased by approximately $85,000 from 1997 to 1998 primarily as a result of borrowings incurred in connection with acquisitions consummated during 1998.


     Change in Accounting
     --------------------

     As of December 31, 1998, the Company elected early adoption of Statement of Position 98-5 issued by the Accounting Standards Executive Committee on April 3, 1998. This pronouncement is effective for financial statements beginning after December 15, 1998 and requires all costs of start-up activities to be expensed as incurred. Accordingly, the Company wrote-off approximately $43,700 (net of tax) of previously capitalized contract start-up and organization costs.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

     The Company's primary business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 32% in 1998) from four racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


1997 COMPARED TO 1996
---------------------

     For the year ended December 31, 1997, the Company reported income before taxes of $22,100 as compared to income before taxes of $460,100 for the year ended December 31, 1996. The net decrease in income of $0.4 million was the result of several factors; (i) during the year ended December 31, 1996 the Company operated as a wholly-owned subsidiary of Graff and certain costs (principally salaries and benefits of approximately $0.6 million relating to certain officers who provided services to Graff) were charged to Graff - in 1997 these costs are reflected in the Company's operating results, (ii) as a result of the January 1997 split off from Graff, legal and related costs of approximately $0.2 million were incurred, (iii) the Company lost certain revenue producing contracts at the end of 1996 as a result of the affiliation and subsequent split off from Graff and (iv) in 1996 receivables amounting to $0.6 million relating to advances made to related parties were written off.


     Revenues
     --------

     The Company reported revenues of $6.5 million for the year ended December 31, 1997 as compared to $7.9 million for the year ended December 31, 1996. The decrease was attributable to declines in the use of the Company's services caused by the loss of certain broadcasting contracts at the end of 1996.


     Cost of Operations
     ------------------

     Cost of operations amounted to $3.3 million for the year ended December 31, 1997 as compared to $4.8 million for the year ended December 31, 1996. The decrease primarily relates to the favorable sub-lease of satellite transponder space from Graff during the first six months of 1997 ($0.4 million) and lower salaries, wages and uplink lease expense ($0.7 million) incurred in the broadcast division during 1997 due to the loss of certain contracts.


     Selling, General and Administrative Expenses
     --------------------------------------------

     The Company reported selling, general and administrative expenses of $1.9 million for the year ended December 31, 1997 as compared to $1.0 million for the year ended December 31, 1996. An increase in salaries and wages ($0.5 million) and legal expense ($0.2 million) due to the split off from Graff and increased travel and entertainment expenses ($0.1 million) account for the increase from 1996 to 1997.


     Depreciation and Amortization
     -----------------------------

     The slight increase in depreciation and amortization of $0.1 million from 1996 to 1997 was the result of an increase in the amount of operating equipment deployed during 1997.


     Interest Expense
     ----------------

     Interest expense was substantially the same for the years ended December 31, 1997 and 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had current assets of $2.1 million and current liabilities of $2.0 million as of December 31, 1998. Stockholder's equity at December 31, 1998 was $1.1 million compared to $2.1 million at December 31, 1997. The decrease in stockholder's equity was primarily due to the net loss reported for the year ended December 31, 1998 of $0.9 million.

     At December 31, 1998, the Company had a credit facility with its principal lender consisting of a term loan of $2.6 million and a revolving line of credit of $0.5 (which was fully drawn down and no further funds are available). Pursuant to a Loan Agreement Amendment dated July 29, 1999 the lender extended the maturity date of the term loan and the revolving line of credit from July 15, 1999 to January 15, 2000. The Loan Agreement Amendment also adjusted the interest rate on the outstanding borrowings from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999. The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at December 31, 1998, which the lender waived in the Loan Agreement Amendment through the date of the agreement. The Company is currently exploring various alternatives to replace or satisfy its current credit facility. Based on its current operating performance and its prior refinancing experience the Company believes that the credit facility will be satisfied or refinanced.

     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. During the first part of 1999 the Company's majority shareholder loaned the Company over $500,000 to cover this cash flow shortfall.

     Net cash provided by operating activities was approximately $0.4 million and $0.3 million for the years ended December 31, 1998 and 1997, respectively. In 1998 cash provided by operating activities was the result of non-cash adjustments (primarily depreciation and amortization) which more than offset net losses for the period. In 1997 cash provided by operating activities was also primarily the result of depreciation and amortization adjustments to operating results.

     Net cash used by investing activities was approximately $1.2 million and $0.6 million for the years ended December 31, 1998 and 1997, respectively. The increase in cash used by investing activities in 1998 as compared to 1997 was primarily attributable to the use of funds for acquisitions made during 1998.

     Net cash provided by financing activities was approximately $0.8 million and $0.3 million for the years ended December 31, 1999 and 1997, respectively. The increase in cash provided by financing activities from 1997 to 1998 was primarily due to increased borrowings utilized to connection with acquisitions made during 1998.


YEAR 2000 COMPLIANCE
---------------------

     By modifying existing programs and making conversions to Year 2000 ("Y2K") compliant software the Company is implementing a Y2K program to ensure that its computer systems and applications will function properly beyond the year 1999 and believes that adequate resources have been allocated for this purpose. The Company does not believe that the cost of implementing its Y2K program will have a material effect on the Company's financial condition or results of operations. However, expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's results of operations and financial condition. In addition, factors outside of the Company's control such as the revenue stream and financial ability of existing suppliers, service providers or customers may be adversely impacted by Y2K problems, which could cause fluctuations in the Company's revenue and operating profitability. There can be no assurance that the Company will be immune from Y2K difficulties, that there will be no interruptions of the Company's operations arising from Y2K difficulties, or that the Company will be able to identify, correct, modify, and/or replace all aspects of its operations to ensure Y2K compliance.


Item 7.     Financial Statements

     See the Financial Statements at pages F-1 through F-17.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     As reported on Form 8-K dated March 3, 1999, the Company on March 1, 1999, terminated its audit relationship with its former auditors, Pritchett, Siler & Hardy, P.C. ("PSH"), and on March 3, 1999, engaged Grant Thornton LLP as the Company's new independent accountants. The audit committee of the Board of Directors approved the decision to change accountants.

     PHS's report on the financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. Their report contained an explanatory paragraph discussing doubt as to the Company's ability to continue as a going concern due to the lack of on-going operations and losses, which resulted in a stockholders' deficit. In January 1998, the Company completed a merger with Spector Entertainment Group, Inc. (reported on Form 8-K, dated January 6, 1998), an operating company.

     During the Company's two most recent fiscal years and any subsequent interim period preceding such termination, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     There were no reportable events of the type described in Item 304(a) (1)
(v) (a) through (d) of Regulations S-K.


                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

                  Name          Age              Position
           -----------------   -----   -----------------------------------

           Edward M. Spector     64    Chief Executive Officer, President
                                       and Director

           Ilene H. Spector      58    Executive Vice President of
                                       Administration, Corporate Secretary,
                                       Treasurer and Director

           Eric M. Spector       34    Executive Vice President of Corporate
                                       Development, General Counsel and
                                       Director

           Evan M. Spector       32    President Network Services Group and
                                       Director


     Edward M. Spector
     -----------------

     Chief Executive Officer, President and Director. Educated at Rutgers University in the state of New Jersey, Mr. Spector is the founder of the Company and has over 30 years of broad experience in the communications, gaming and entertainment industries. Mr. Spector's knowledge of the telecommunications, pari-mutuel wagering and pay-per-view industries are invaluable in the continued expansion and growth of the Company.


     Ilene H. Spector
     ----------------

     Executive Vice President of Administration, Corporate Secretary, Treasurer, and Director. Educated at the University of Miami, in Coral Gables, Florida. Mrs. Spector has served as a Director and Executive Vice President of Administration for the Company since the Company was founded. Mrs. Spector is also a partner in Margate Associates, a real estate development partnership.


     Eric M. Spector
     ---------------

     Executive Vice President Corporate Development, General Counsel and Director. A graduate of Cornell University and the Boston University School of Law, Mr. Spector has served as a Director and Executive Vice President of the Company since 1991, and is also responsible for mergers, acquisitions, and contract negotiations.


     Evan M. Spector
     ---------------

     President Network Services Group and Director. Educated at the University of Arizona, in Tucson, Arizona. Mr. Spector has served as a Director and Executive Vice President of the Company since 1992, and is responsible for all aspects of the Network Services Group's day-to-day operations.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, executive officers, directors and 10 percent stockholders are not required to make filings under Section 16 of the Securities Exchange Act of 1934.


Item 10.     Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1998, 1997, and 1996, compensation paid by the Company for services to the Chief Executive Officer and the other executive officers.

                                   SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------


                                                                        Long Term
                                    Annual Compensation                Compensation
                                  ----------------------------   ------------------------
                                                         Other       Secur-
          Name                                           Annual      ities         All other
           and                                           Compen-   Underlying      Compensa-
        Principal                              Salary    sation      Options/      tion (2)
        Position                      Year      ($)        ($)      SARs (#)         ($)
---------------------------------    ------   ---------  -------   ----------    ---------
Edward M. Spector, Chairman & CEO     1998     381,600     (1)     118,375 (3)     30,742
                                      1997     367,500     (1)                     30,742
                                      1996     355,400     (1)                     15,371

Eric M. Spector, Executive V.P.       1998      60,000     (1)     136,563 (4)     11,455
                                      1997      60,000     (1)
                                      1996      60,000     (1)

Evan M. Spector, President Network
  Serv. Group                         1998     131,200     (1)     136,563 (5)      8,456
                                      1997     131,200     (1)
                                      1996     126,900     (1)
Ilene H. Spector, Executive VP.
  Administration                      1998      90,000     (1)     106,500 (6)
                                      1997     130,000     (1)
                                      1996     136,500     (1)

(1) Other annual compensation is less than 10% of such executive's salary and bonus compensation for the year.

(2)   Consists of premiums for life insurance.

(3) Mr. Edward Spector's securities underlying options for 1998 include: (i) 18,375 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 100,000 options granted on February 27, 1998 with an exercise price of $0.125.

(4) Mr. Eric Spector's securities underlying options for 1998 include: (i) 6,563 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 130,000 options granted on February 27, 1998 with an exercise price of $0.125.

(5) Mr. Evan Spector's securities underlying options for 1998 include: (i)
      6,563 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 130,000 options granted on February 27, 1998 with an exercise price of $0.125.

(6) Mrs. Ilene Spector's securities underlying options for 1998 include: (i) 6,500 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 100,000 options granted on February 27, 1998 with an exercise price of $0.125.


     Stock Option Plan
     -----------------

     In 1998 the Company established a Non-Qualified Stock Option Plan ("Plan") for officers, employees, directors and consultants of the Company. Options may be granted under the Plan for the purchase of not more than 850,000 shares of stock of the Company. The following is a brief description of the Plan.

     Each option has a term of six years commencing from the date of its grant and may not be granted for less than 85% of the Fair Market Value of the shares at the time an option is granted. All options will terminate three months after employment is terminated, except if employment is terminated because of dishonestly or wrongful conduct, in which event the option will terminate immediately.

     The Plan provides that the exercise price of the stock issuable upon exercise of an option shall be paid in full in cash on exercise. In lieu of cash payment, an optionee may, with the approval of the Board of Directors, pay for all or part of the shares to be purchased upon exercise of his or her option (i) by tendering to the Company shares of Stock owned by such optionee and having a fair market value equal to the exercise price (or the balance thereof) applicable to such optionee's option or (ii) by payment to the Company by certified or bank check, or postal or express money order of a per share price at least equal to the par value of the Stock, with the remainder of the exercise price satisfied by the issuance of a promissory note in form satisfactory to counsel to the Company at the time of exercise, subject to certain conditions. Twenty five percent of the options will vest one year from the date of grant. The balance will vest twenty-five percent on the second anniversary date of the grant and fifty percent on the third anniversary date of the grant.

     The Plan is administered by the Board of Directors. A total of 715,000 options were granted during the year ended December 31, 1998.

     The following table sets forth stock options that the Company granted to the named executive officers in 1998.

CAPTION

                                  OPTIONS/GRANTS IN LAST FISCAL YEAR
                                            Individual Grants
 --------------------------------------------------------------------------------------------
                             Number of
                              Share of          Total Options
                            Common Stock         Granted to        Exercise
                             Underlying           Employees         or Base
                          Options Granted       in Fiscal Year       Price       Expiration
       Name                     (#)                   (%)          ($/Share)         Date
---------------------    -----------------    ----------------    -----------    ----------
Edward M. Spector            18,375 (1)               2.6             1.50        12/30/04
                            100,000 (1)              14.0             0.125       02/27/04
Ilene H. Spector              6,500 (1)               0.9             1.50        12/30/04
                            100,000 (1)              14.0             0.125       02/27/04
Eric M. Spector               6,563 (1)               0.9             1.50        12/30/04
                            130,000 (1)              18.2             0.125       02/27/04
Evan M. Spector               6,563 (1)               0.9             1.50        12/30/04
                            130,000 (1)              18.2             0.125       02/27/04

(1)   All options will vest in three years following grant.



                          AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                                     AND YEAR END OPTION VALUES
---------------------------------------------------------------------------------------------------------------

                                                            Number of Securities        Value of Unexercised
                                                           Underlying Unexercised            In-the-Money
                                                              Options at FY-End            Options at FY-End (1)
                          Shares Acquired     Value       ------------------------     -------------------------
                            on Exercise      Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
        Name                     (#)            ($)                (#)                           ($)
----------------------      ------------    ----------    ------------------------     -------------------------
Edward M. Spector                None          None                 ---                              ---
                                                                   118,375                        148,750
Ilene H. Spector                 None          None                  ---                              ---
                                                                   106,500                        148,750
Eric M. Spector                  None          None                  ---                              ---
                                                                   136,563                        193,375
Evan M. Spector                  None          None                  ---                              ---
                                                                   136,563                        193,375

(1)  Based on the last bid price of $1.50 on December 31, 1998.



Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at March 31, 1999.

                                        Shares
                                     Issuable upon
                                     Exercised of
                                        Options            Shares           Percentage of
  Executive Officer, Directors           within          Beneficially          Shares
      and 5% Stockholders               60 Days             Owned            Outstanding (1)
--------------------------------     -------------      -------------      ---------------
Edward M. Spector                         25,000               (2)              54.5
Ilene H. Spector                          25,000               (2)              (3)
Eric M. Spector                           32,500               842,500          16.7
Evan M. Spector                           32,500               842,500          16.7


(1) Assumes exercise of options exercisable within 60 days owned by such person and the exercise of no other options or warrants.

(2) Majority shareholders of Millenium Entertainment LLC which holds 2,700,000 shares of the Company.

(3)   Percentage included with Edward M. Spector.

     The business address for the individuals named above is c/o Trident Media Group, Inc., 6349 Palomar Oaks Court, Carlsbad, CA 92009.


Item 12.     Certain Relationships and Related Transactions

     Lending Relationship
     --------------------

     The majority shareholder agreed to loan the Company an aggregate of $595,000 during the first five months of 1999. Interest will be payable six months in arrears at the rate of 12% per annum. Total borrowings under this arrangement are payable on demand.


     Leasehold Relationship
     ----------------------

Trident leases 26,599 square feet of improved office and warehouse space for its headquarters in Carlsbad, California, from Margate Associates, a partnership owned by the majority shareholder. The lease is scheduled to expire on May 31,2003, and currently provides for monthly lease payments of $23,400.


Item 13.     Exhibits and Reports on form 8-K

(a) Exhibits -

Exhibit
   No.                                    Description
---------     -----------------------------------------------------------------
  2.01        Agreement and Plan of Merger between Registrant and Spector
              Entertainment Group, Inc. dated December 30, 1997. Incorporated by reference to Exhibit 2 of Form 8-K filed January 20, 1998.

  3.01 Certificate of Incorporation of the Company. Incorporated by reference to previous filings.

  3.02 By-laws of the Company. Incorporated by reference to previous filings.

  3.03 Certificate of Amendment to the Articles of Incorporation of International Fire Prevention, Inc., changing the name to Trident Media Group, Inc. Incorporated by reference to Exhibit 3 of Form 8-K filed January 20, 1998.

 10.01 Industrial Lease between Margate Associates and Spector Entertainment Group, Inc. dated May 31, 1995.

 10.02 Transponder Lease Agreement between Spector Entertainment Group, Inc. and Vista Satellite Communications dated July 1, 1998.

 10.03 Stock Subscription Warrant to purchase 80,000 shares of Common Stock between International Fire Prevention, Inc., and David C. Merrell dated December 31, 1997. Incorporated by reference to
               Exhibit 2 of Form 8-K filed January 20, 1998.

 10.04 Stock Subscription Warrant to purchase 20,000 shares of common stock between International Fire Prevention, Inc. and Leonard W. Burningham dated December 31, 1997. Incorporated by reference to
               Exhibit 2 of Form 8-K filed January 20, 1998.

 10.05         1998 Non-Qualified Stock Option Plan.

 10.06 Lending Agreement between Trident Media Group, Inc. and Imperial Bank dated November 17, 1998.

 10.07 Revolving Line of Credit between Trident Media Group, Inc. and Imperial Bank dated August 8, 1997.

 10.08 Agreement for Purchase of Stock between Steinley's Photochart Systems, Inc., Oscar Steinley and Trident Media Group, Inc. dated April 1, 1998.

 10.09 Purchase Agreement between Trident Media Group, Inc. and GoldenTel Prepaid, LLC dated June 2, 1998.

 10.10 Stock Purchase Agreement between Trident Media Group, Inc., Cyrus Leland, Denys McCoy and On Track, Inc. effective June 24,1998.

 10.11         Stock Exchange and Purchase Agreement between USA
               Telecommunications, Inc. and Trident Prepaid, Inc. effective September 1, 1998.

 21.01         Subsidiaries of the Registrant.

 27.00         Summary Financial Data Schedule.


(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 1998.


SIGNATURES

     In accordance with Section 13 and 15(d) of Securities Exchange Act of 1934, Trident Media Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRIDENT MEDIA GROUP, INC.



Dated:     September 15, 1999          By:   /s/ Edward M. Spector
                                             ----------------------------------
                                             Chief Executive Officer, President
                                             and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trident Media Group, Inc., and in the capacities and on the dated indicated.



Dated:    September 15, 1999           By:   /s/ Ilene H. Spector
                                             ------------------------------
                                             Executive Vice President of
                                             Administration,  Corporate
                                             Secretary, Treasurer, Principal
                                             Financial Officer and Director

Dated:    September 15, 1999           By:   /s/ Eric M. Spector
                                             ----------------------------------
                                             Executive Vice President Corporate
                                              Development, and Director

Dated:    September 15, 1999           By:   /s/ Evan M. Spector
                                             ----------------------------------
                                             President Network Services Group
                                             and Director





                         INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE


                   TRIDENT MEDIA GROUP, INC. AND SUBSIDIARIES

                                                                      Page
                                                                     Numbers
                                                                     -------
Reports of Independent Accountants                                   F-1

Consolidated Balance Sheet at December 31, 1998                      F-2

Consolidated Statement of Operations for the years ended
     December 31, 1998 and 1997                                      F-3

Consolidated Statement of Stockholders' Equity for the years
     ended December 31, 1998 and 1997                                F-4

Consolidated Statement of Cash Flows for the years ended
     December 31, 1998 and 1997                                      F-5

Notes to the Consolidated Financial Statements                       F-6 - F-15

Consolidated Financial Statement Schedule                            F-16

Valuation and Qualifying Accounts and Reserves for the years
     ended December 31, 1998 and 1997                                F-17




                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Trident Media Group, Inc.


     We have audited the consolidated balance sheet of Trident Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trident Media Group, Inc. and Subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

     We also audited Schedule II for the year ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ Grant Thornton LLP
--------------------------------------
GRANT THORNTON LLP


Irvine, California
April 2, 1999, (except for Note 16,
as to which the date is July 30, 1999)





PW'S OPINION




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                               December 31,
                                                                  1998
                                                              ------------
ASSETS

Current assets:
     Cash and cash equivalents                                $  534,800
     Accounts receivable, net of allowance for doubtful
        accounts of $139,300                                     638,600
     Prepaid expenses and other current assets                   274,200
     Deferred taxes                                              649,200
                                                              ----------
               Total current assets                            2,096,800

Property and equipment, net                                    4,154,100
Other assets                                                     233,600
                                                              ----------
                                                              $6,484,500
                                                              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                 $1,163,300
     Current portion of bank debt                                611,700
     Note payable to former shareholder                           75,000
     Other current liabilities                                   154,800
                                                              ----------
               Total current liabilities                       2,004,800

Bank debt, less current portion                                2,455,800
Deferred taxes                                                   905,000
Other long-term liabilities                                       16,800
                                                              ----------
               Total liabilities                               5,382,400
                                                              ----------


Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
          5,000,152 shares issued and outstanding                  5,000
     Paid in capital                                              35,000
     Retained earnings                                         1,062,100
                                                              ----------
               Total stockholders' equity                      1,102,100
                                                              ----------
                                                              $6,484,500
                                                              ==========

The accompanying notes are an integral part of these consolidated financial statements


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS


                                                                      Year Ended
                                                              ---------------------------
                                                              December 31,    December 31,
                                                                 1998            1997
                                                              ----------      ----------
                                                                              (Unaudited)
Revenues                                                      $8,538,900     $6,472,400

Operating costs and expenses:

     Cost of operations                                        5,579,200      3,347,400
     Selling, general and administrative                       2,822,500      1,939,500
     Depreciation and amortization                             1,145,000        948,400
                                                              ----------      ----------
          Total operating costs and expenses                   9,546,700      6,235,300
                                                              ----------      ----------

          Income (loss) from operations                       (1,007,800)       237,100

Interest expense                                                 300,000        215,000
                                                              ----------      ----------

          Income (loss) before income taxes and
            cumulative effect of accounting change            (1,307,800)        22,100

Income tax provision (benefit)                                  (422,800)        17,700
                                                              ----------      ---------

          Income (loss) before cumulative effect
            of accounting change                                (885,000)         4,400

Cumulative effect of accounting change, net of $20,700 tax       (43,700)             -
                                                              ----------      ---------

          Net income (loss)                                   $ (928,700)    $    4,400
                                                              ==========      =========
Per share amounts
     Income (loss) before cumulative effect
          of accounting change    -  Basic and diluted        $    (0.18)    $     0.00
                                                              ==========      =========
     Net income (loss) per share  -  Basic and diluted        $    (0.19)    $     0.00
                                                              ==========     ==========

Weighted average number of shares outstanding
                                  -  Basic and diluted          4,856,316      4,856,316
                                                               ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1998 and 1997


                                                              Amounts
                                                  Additional  Due from
                                      Common        Paid-In   Related     Retained
                                      Stock         Capital   Parties     Earnings      Total
                                     ---------    ----------  -------     --------     -------

Balance at December 31, 1996         $   12,300   $ 50,000   $(69,200)   $ 2,004,100   $1,997,200
   (Unaudited)

Payment of related party receivable           -          -     66,900              -       66,900

Net Income                                    -          -          -          4,400        4,400
                                     ----------   --------   --------    -----------   ----------

Balance at December 31, 1997             12,300     50,000     (2,300)     2,008,500    2,068,500

Merger with Spector Entertainment        (7,300)   (50,000)         -        (17,700)     (75,000)
     Group, Inc.

Payment of related party receivable           -          -      2,300              -        2,300

Issuance of warrants in connection            -     35,000          -              -       35,000
     with SEG merger

Net loss                                                                    (928,700)    (928,700)
                                     ----------   --------   --------    -----------   ----------

Balance at December 31, 1998         $    5,000   $ 35,000   $     -     $ 1,062,100   $1,102,100
                                     ==========   ========   ========    ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1998 and 1997
<CAPTION >


                                                                            1998          1997
                                                                          ---------   ----------
                                                                                      (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                    $(928,700)   $   4,400
     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
               Depreciation and amortization                              1,145,000      948,400
               Deferred income taxes                                       (449,900)      10,400
               (Gain) loss on sale of property and equipment                  7,800     (101,400)
               Cumulative effect of accounting change                        43,700            -
               Bad debt expense                                              80,700      111,000
               Expense relating to issuance of warrants                      35,000            -
               Increase (decrease) in cash resulting from changes in:
                    Accounts receivable                                       2,000     (146,600)
                    Prepaid expenses and other assets                       (40,000)    (333,600)
                    Accounts payable and accrued liabilities                357,600     (161,100)
                    Taxes payable                                             1,600       11,000
Cash flows from operating activities:                                     ---------    ---------
                         Net cash provided by operating activities          254,800      342,500
Cash flows from operating activities:                                     ---------    ---------

Cash flows from investing activities:
     Change in amounts due from related parties                             (43,200)     (83,900)
     Purchase of property and equipment                                    (410,400)    (887,100)
     Purchase of Steinley's Photochart Systems, Inc.                       (272,000)           -
     Purchase of GoldenTel Prepaid, LLC.                                   (230,000)           -
     Purchase of On Track, Inc.(Net of $13,000 cash acquired)              (126,600)           -
     Proceeds from sale of property and equipment                                 -      347,600
Cash flows from operating activities:                                     ---------    ---------
                         Net cash used by investing activities           (1,082,200)    (623,400)
Cash flows from operating activities:                                     ---------    ---------

Cash flows from financing activities:
     Principal payments of bank debt                                       (628,600)    (759,800)
     Proceeds from bank borrowings                                        1,443,300    1,100,000
     Principal payments on capital leases                                    (9,900)      (9,900)
     Other                                                                  (28,700)           -
Cash flows from operating activities:                                     ---------    ---------

                         Net cash provided by financing activities          776,100      330,300
Cash flows from operating activities:                                     ---------    ---------

                         Net increase (decrease) in cash and
                             cash equivalents                               (51,300)      49,400

Cash and cash equivalents at beginning of year                              586,100      536,700
Cash flows from operating activities:                                     ---------    ---------

Cash and cash equivalents at end of year                                 $  534,800    $ 586,100
Cash flows from operating activities:                                     =========    =========

The accompanying notes are an integral part of these consolidated financial statements





                   TRIDENT MEDIA GROUP, INC and SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (REFERENCES TO 1997 INFORMATION ARE UNAUDITED)
-------------------------------------------------------------------------------

1.   MERGER WITH SPECTOR ENTERTAINMENT GROUP, INC.:

     On January 15, 1998, Spector Entertainment Group, Inc. ("SEG"), which was formed in 1984, Millenium Entertainment LLC ("Millenium"), a California Limited Liability Company, and the sole stockholder of SEG, and Trident Media Group, Inc. ("the Company" or "Trident"), an inactive public company that had been dormant since 1988, completed an Agreement and Plan of Merger (the "Agreement"). Pursuant to the Agreement, all of the outstanding shares of SEG were exchanged for 4,500,000 shares of validly issued, fully paid and non-assessable common stock of Trident. As a result, the shareholders of Millenium control approximately 90% of the issued and outstanding shares of Trident.

     For accounting purposes, this transaction was recorded as if SEG acquired Trident (a recapitalization of SEG). The fair value of Trident's net assets, which approximated cost, was used to determine the value of the previously outstanding Trident shares. The 1997 financial statements represent the activities of SEG.


2.   THE COMPANY:

     Trident, a Nevada corporation, through its wholly-owned subsidiaries, provides telecommunications services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industries, syndicates sports and entertainment programming throughout North America and provides telecommunications products through the sale of prepaid phone cards.


3.   MERGER AND RECISION WITH GRAFF PAY-PER-VIEW, INC:

     On August 31, 1995, the stockholders of SEG consummated a merger agreement and plan of reorganization with Graff Pay-Per-View, Inc. ("Graff"). Under this agreement, Graff acquired all of the issued and outstanding shares of SEG for shares of common stock in Graff. In addition, certain officers and stockholders of SEG entered into non-competition agreements and employment agreements with Graff. On February 7, 1997, SEG finalized an agreement to split off from Graff, terminating all affiliation with Graff. All stock transferred back to the original owners at closing.


4.   ACQUISITIONS:

     The following acquisitions were completed during the year ended December 31, 1998. These transactions were all accounted for under the purchase method of accounting. Operations for these acquisitions are included in the consolidated financial statements for the periods after the acquisition dates for the respective acquisition.


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


     GoldenTel Prepaid, LLC.
     -----------------------

     On June 2, 1998, the Company acquired 100% of the issued and outstanding membership units of GoldenTel Prepaid, LLC. ("GoldenTel") for $200,000 in cash and an earn-out of an additional $30,000 if certain revenue objectives are achieved for the two months commencing June 2, 1998. These revenue objectives were met and the earn-out payment was paid on September 2, 1998. GoldenTel markets and sells prepaid telephone calling cards primarily through electronic dispensing machines in the State of Nevada


     On Track, Inc.
     --------------

     On June 24, 1998, the Company acquired 100% of the issued and outstanding common stock of On Track, Inc. ("OTI") for $200,000. The purchase price was payable $100,000 at closing and $100,000 less any unrecorded liabilities, as defined in the agreement, six months after the closing date. On January 15, 1999, $39,600 was paid to the former owners of OTI, as payment for the remaining purchase obligation. The sellers can also earn additional compensation based on reaching certain revenue and profit levels over the next two years. OTI provides video production and related services to the pari-mutuel racing industry as well as insert advertising to the cable television industry in the southwest portion of the United States.


     Trident Telecard, Inc.
     ---------------------

     In September 1998, the Company acquired certain assets from an unrelated third party and formed a new company, Trident Telecard, Inc. ("Telecard"). Telecard's purpose was to develop and distribute through a network of wholesalers prepaid telephone calling cards primarily to the resident alien ethnic markets, tourists, students and the general public. In December 1998, the Company determined that the business plan being followed for this entity was not valid. Accordingly, all operations were discontinued effective as of December 31, 1998. A reserve to provide for the shut down of operations of $75,000 has been recorded in the accompanying financial statements.


     Supplemental Proforma Results of Operations
     --------------------------------------------

     The following proforma information presents the consolidated results of operations for the years ended December 31, 1998 and 1997, as if the above noted purchases had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                          1998          1997
                                      ----------      ----------
     [S]                              [C]            [C]
     Revenue                          $9,500,000     $ 8,830,000
     Income (loss) from operations    (1,175,000)        424,000
     Net Income (loss)                (1,200,000)         56,000

     Income (loss) per share               (0.25)           0.01


5.   SIGNIFICANT ACCOUNTING POLICIES:

     Consolidation
     -------------

     The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.


     Revenue Recognition
     -------------------

     Revenue from broadcasting and production activities is recognized at the time services are performed by the Company. Most of the Company's revenue is generated under long-term contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these noncancelable contracts for the term of the contract. As of March 31, 1999, contractual revenue for the future periods under these agreements amounted to approximately $15,600,000.

     Revenue from prepaid phone card activities is recognized at the time of sale.


     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the financial statements approximated fair value because of the short maturity of these items. The carrying amount of the Company's long-term debt at December 31, 1998, approximated fair value because the interest rate is adjusted frequently based on market conditions.


     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid debt investments with original maturities of three months or less to be cash equivalents.


     Property and Equipment
     ----------------------

     Property, plant and equipment, including renewals and betterments, are recorded at cost. Depreciation is provided utilizing the straight-line method over the estimated useful asset live of 5 to 10 years. Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term. Repairs and maintenance are charged to expense as incurred. Gains or losses from retirements and dispositions of property and equipment are recognized in the period incurred. The Company evaluates the carrying value of its long-lived assets to determine if impairment existed due to specific conditions known to affect the carrying value of its assets. The Company determined that no adjustment to asset values was necessary.


     Goodwill
     --------

     Goodwill recorded in connection with acquisitions is included in other assets and is amortized on a straight-line basis over four years.


     Income Taxes
     ------------

     The Company records deferred tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities ("temporary differences") at enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary, to reduce deferred tax assets to the amounts expected to be realized.


     Business and Credit Concentrations
     ----------------------------------

     The Company invests its cash in federally insured financial institutions. Such amounts may, from time to time, be in excess of insured limits.

     The Company's customers are not concentrated in any specific geographic region. During fiscal year 1998, four customers accounted for 32% of total revenues. During fiscal year 1997, four customers accounted for 39% of total revenues. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


     Reclassifications
     -----------------

     Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.


6.   LOSS PER SHARE:

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Options and warrants to purchase common stock of 715,000 and 100,000, respectively, are outstanding at December 31, 1998, but were not included in the computation of diluted loss per share for the year ended December 31, 1998, because their effect was antidilutive.


7.   CHANGE IN ACCOUNTING:

     The Company historically capitalized certain contract start-up costs, primarily equipment installation costs, on its long-term television production and management services contracts and amortized such costs over the life of the related contract.

     Statement of Position 98-5 ("SOP 98-5") issued by the AICPA Accounting Standards Executive Committee on April 3, 1998, requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The company has elected early adoption of SOP 98-5 (which is effective for financial statements beginning after December 15, 1998) and accordingly has written off as a Change in Accounting start-up costs (as described above) of $46,100 and organization costs associated with the merger between Trident Media Group and SEG of $18,300.


8.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1998, consists of the following:
     Operating equipment                                                       $ 9,075,200
     Electronic dispensing equipment                                               270,600
     Building and leasehold improvements                                           276,400
     Office furniture and equipment                                                437,500
     Automobiles                                                                   170,800
                                                                               -----------
                                                                                10,230,500
     Less accumulated depreciation and amortization                            (6,076,400)
                                                                               -----------
                                                                               $ 4,154,100
                                                                               ===========


9.  BANK DEBT:

    Bank debt at December 31, 1998, consists of the following:

     Bank note payable bearing interest at bank's prime rate
     plus 2% (8.5% at December 31, 1998).  Interest only through
     March 1999.  Principal payments of $63,800 plus interest due
     monthly April through December. Balance due January 15, 2000.             $ 2,526,900

     Bank revolving note of $500,000 bearing interest at
     bank's prime rate plus 2% (8.5% at December 31, 1998).  Interest
     payments due monthly through January 2000.                                    500,000


     Bank note payable bearing interest at bank's prime rate
     plus 2%.  Principal payments of $3,125 plus interest due
     monthly through January 2000.                                                  40,600
                                                                                ----------
                                                                                 3,067,500
     Less current portion                                                          611,700
                                                                                ----------
                                                                               $ 2,455,800
                                                                                ==========

     Bank debt is collateralized by all of the Company's assets and is personally guaranteed by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at December 31, 1998. On July 30, 1999, the bank waived the violation of these covenants (see note 16).


10.   INCOME TAXES:

     The provision (benefit) for income taxes, excluding $20,700 related to an accounting change, consists of the following:

                                                                Year Ended December 31,
                                                              ------------------------
                                                                 1998           1997
                                                              ----------     ----------
   Current:
     Federal                                                 $        -      $      -
     State                                                       27,100         7,300
                                                              ---------      --------
     Total Current                                               27,100         7,300
                                                              ---------      --------

   Deferred:
     Federal                                                   (504,000)       42,700
     State                                                       54,100       (32,300)
                                                              ---------      --------
Total Deferred                                                 (449,900)       10,400
                                                              ---------      --------


   Provision (benefit) for income taxes                      $  (422,800)     $ 17,700
                                                              ===========     ========


Temporary differences consist of the following:

                                                            As of December 31,
                                                       ------------------------
                                                                 1998
                                                              ----------
   Deferred tax assets:
     Net operating loss                                      $  561,600
     Other                                                       87,600
                                                             ----------
     Total current deferred tax assets                          649,200
                                                             ----------


   Deferred tax liabilities:
     Depreciation/amortization                                 (905,000)
     Other                                                            -
                                                             ----------
     Total deferred tax liabilities                            (905,000)
                                                             ----------


     Total net deferred tax liabilities                     $  (255,800)
                                                             ==========

     Income tax benefit varies from statutory federal rate primarily due to state income taxes and adjustment of prior year estimates.

     The Company has net operating losses of approximately $1,100,000 which begin to expire on December 31, 2010.


11.   SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS:

      Cash paid for interest was approximately $275,200 and $204,000 during fiscal years 1998 and 1997, respectively. Cash paid for income taxes was $32,800 and $0 during fiscal years 1998 and 1997, respectively.

     During 1997, in a non-cash transaction, the Company assumed liabilities in the purchase of fixed assets of approximately $288,000.

12.   WARRANTS AND OPTIONS:

     Warrants
     --------------

     In connection with the acquisition of SEG, the Company issued warrants to purchase 80,000 shares of common stock to a former officer of the Company and warrants to purchase 20,000 shares of common stock to the Company's legal counsel. On December 30, 1998, the exercise price of the warrants was set at $1.875 per share based on (as called for in the warrant agreements) 125% of the average bid price of the stock as listed on the OTC Bulletin Board for the period of thirty days immediately prior to the one year anniversary date. The warrants are exercisable for a period of two years from December 30, 1998.


     Options
     -------------

     In 1998, the Company adopted a stock option plan (the "1998 Non-Qualified Stock Option Plan") accounted for under APB Opinion 25 and related Interpretations. The Plan allows the Company to grant options to employees for up to 850,000 shares of common stock. Options currently outstanding become exercisable in one to three years from the grant date and expire 6 years after the grant date. The options are exercisable at no less than 85% of the market value of the Company's stock on the date of the grant. Options granted to date have exercise prices equal to the market value of the Company's stock on the date of the grant, therefore no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss and loss per share would have been increased to the proforma amounts indicated below.

                                                          1998
                                                       ----------
           [S]                                         [C]
           Net Income             As reported          $(928,700)
                                  Proforma             $(931,650)

           Basic loss per share   As reported          $   (0.19)
                                  Proforma             $   (0.19)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero percent; expected volatility of zero percent; risk-free interest rate of 4.0 percent; and expected lives of 6 years.


     A summary of the status of the Company's fixed stock option plan as of December 31, 1998, and changes during the year ending on the date is presented below.

                                                   Weighted        Weighted
                                                   Average         Average
                                    Shares     Exercise Price    Fair Value
                                    -------    --------------    ----------
Outstanding at beginning of year        -        $     -         $        -
Granted                             715,000         0.37               0.08
                                    -------     -------------    ----------

Outstanding at end of year          715,000      $  0.37         $     0.08
                                    =======     =============    ==========

     At December 31, 1998, no options were exercisable. The following table summarizes information concerning options outstanding at December 31, 1998:


                                          Weighted
                                      Average Remaining         Weighted
     Exercise            Number          Contractual             Average
      Prices          Outstanding        Life (years)        Exercise Price
     --------         -----------     -----------------      --------------
     $  0.125             590,000            5.20              $    0.125
     $  1.50              125,000            6.00              $    1.50
                      -----------
                          715,000
                      ===========


13.   TRANSACTION WITH RELATED PARTIES AND COMMITMENTS:

      Leases
      ------

     The Company leases office space from Margate Associates, a general partnership wholly-owned by the majority stockholder of the Company. The lease which expires May 31, 2003, currently provides for monthly payments of $23,400. The total office rent expense for the years ended December 31, 1998 and 1997 was approximately $280,800 and $250,000, respectively, and was paid to Margate Associates.

     The Company leased satellite access from Graff during 1997. These leases were terminated during 1997.

     Future payments under the office lease are as follows:

          Year ending December 31,
          ------------------------
                   1999                  $280,800
                   2000                   280,800
                   2001                   280,800
                   2002                   280,800
                Thereafter                117,700
                                         --------
                                       $1,240,200
                                       ==========


14.  COMMITMENTS AND CONTINGENCIES:

     Satellite Transponder Lease
     ---------------------------

     The Company leases certain satellite transponder capacity under an operating lease through June 30, 2001. The Company has an option to extend this lease for one year at a price to be determined at the time of the extension. Future minimum payments under this lease are as follows:

                Year ending December 31,
                ------------------------
                        1999                $1,620,000
                        2000                 1,620,000
                        2001                   810,000
                                            ----------
                                            $4,050,000
                                            ==========

15.  DISCLOSURE OF SEGMENT INFORMATION:

     The Company has the following two reportable segments: Network Services Group and Telecommunications Services (which was commenced during the year ended December 31, 1998). Network Services Group provides simulcasting, television production, advertising and related services primarily to racetracks, casinos and off-track betting locations. The Telecommunications Services Group offers services primarily through the use of enhanced prepaid phone cards provided through company owned electronic dispensing units and retail sales.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross profit level. Selling, general and administrative expenses (including, corporate functions, recruiting and marketing) are managed at the corporate level separately from the segments.

     The following information about the segments is for the year ended December 31, 1998.


                                  Network Services     Telecommunication
                                        Group               Services            Total
                                  ----------------      ----------------    ------------
Revenues                            $ 7,470,000           $ 1,068,900       $ 8,538,900
Cost of Operations                    4,644,600               934,600         5,579,200
Depreciation and Amortization         1,108,500                36,500         1,145,000
                                    -----------            ----------       -----------
Gross Profit                        $ 1,716,900           $    97,800         1,814,700
                                    ===========           ===========

Selling, General & Administrative                                             2,822,500
                                                                             ----------
Loss from Operations                                                        $(1,007,800)
                                                             =========

Identifiable Assets                 $ 5,985,000           $   499,500       $ 6,484,500
                                    ===========           ===========       ===========

16.  SUBSEQUENT EVENT:

     The Company's credit facilities with its principal lender amounted to $3,067,500 as of December 31, 1998. No further funds are available. At December 31, 1998, the Company had violated the financial covenants called for in the loan agreement. Pursuant to a Loan Agreement Amendment dated July 30, 1999, the bank has: (i) extended the term of the loans (which had been due on July 15, 1999) to January 15, 2000; (ii) waived the financial covenant violations through the date of the agreement; (iii) adjusted the interest rate from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999; and (iv) instituted monthly reporting to the bank of the Company's financial condition and progress being made by the Company toward obtaining funds to fully repay the subject loans by January 15, 2000.

     During the first part of 1999, the Company's majority shareholder loaned the Company approximately $500,000.


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                 Page
     Schedule                                                  Number(s)
     --------                                                  ---------

     II.     Valuation and Qualifying Accounts and Reserves      F-18


     All other schedules are omitted since the required information is not present or is not presented in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.






TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES                                    SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 1998 and 1997






          Column A                        Column B     Column C          Column D        Column E
          --------                       ----------   ----------        ----------      ----------

                                         Balance at    Additions
                                          Beginning   Charged to                          Balance
                                              of       Costs and                            End
         Description                        Period      Expenses        Deductions*       of Period
         -----------                     ----------   ----------        -----------       ---------
Fiscal year ended December 31, 1998
     Allowance for Doubtful Accounts     $  184,500   $   80,600        $   125,800       $ 139,300
                                         ----------   ----------        -----------       ---------
                                            184,500       80,600            125,800         139,300
                                         ==========   ==========        ===========       =========


*Write-off of uncollectable trade receivables.
