Form 10QSB
period 1999-03-31
TRIDENT MEDIA GROUP INC
filed 1999-09-17
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 1999

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


     Yes             X                   No

     Number of shares outstanding of Issuer's Common Stock as of April 30, 1999: 5,000,152

                                     PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                 March 31,
                                                                   1999
                                                                 ---------
ASSETS

Current assets:
     Cash and cash equivalents                                   $  212,400
     Accounts receivable, net of allowance for doubtful
          accounts of  $139,000                                     348,600
     Deferred taxes                                                 649,200
     Other current assets                                           488,900
                                                                 ----------

               Total current assets                               1,699,100

Property and equipment, net                                       4,028,200
Other assets                                                        219,100
                                                                 ----------
                                                                 $5,946,400
                                                                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                   $   907,600
     Bank debt                                                    3,061,200
     Payable to majority stockholder                                320,000
     Other current liabilities                                       87,500
                                                                 ----------
               Total current liabilities                          4,376,300
                                                                 ==========


Deferred taxes                                                      905,000
Other liabilities                                                    63,200
                                                                 ----------
               Total liabilities                                  5,344,500
                                                                 ----------


Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
          authorized, 5,000,152 shares issued and outstanding         5,000
     Paid in capital                                                 35,000
     Retained earnings                                              561,900
                                                                 ----------
               Total stockholders' equity                           601,900
                                                                 ----------
                                                                 $5,946,400
                                                                 ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                   Three Months Ended
                                                              ---------------------------
                                                                March 31,      March 31,
                                                                  1999           1998
                                                              ----------      ----------


Revenues                                                      $1,354,300     $ 1,022,000
                                                              ----------      ----------


Operating costs and expenses:

     Cost of operations                                        1,142,600         839,500
     Selling, general and administrative                         612,800         483,600
     Depreciation and amortization                               307,500         244,100
                                                              ----------      ----------
               Total operating costs and expenses              2,062,900       1,567,200
                                                              ----------      ----------

               (Loss) from operations                           (708,600)       (545,200)

Interest expense                                                  71,600          60,600
                                                              ----------      ----------

               (Loss) before taxes                              (780,200)       (605,800)

Income tax benefit                                               280,000         242,300
                                                              ----------      ----------

Net (loss)                                                    $ (500,200)     $ (363,500)
                                                              ==========      ==========



Net (loss) per share - Basic and diluted                      $    (0.10)     $    (0.08)
                                                              ==========      ==========

Weighted average number of shares outstanding                  5,000,152       4,416,819
                                                              ==========      ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)

                                                                           Three Months Ended
                                                                         -----------------------
                                                                           March 31,      March 31,
                                                                             1999          1998
                                                                          ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                    $ (500,200)   $ (363,500)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                      307,500       244,100
          Increase (decrease) in cash resulting from changes in:
               Accounts receivable                                           290,000        96,500
               Prepaid expenses and other assets                            (210,200)     (284,300)
               Accounts payable and accrued liabilities                     (264,000)      (22,700)
               Taxes payable                                                 (20,500)      (28,000)
                                                                          ----------    ----------
                    Net cash used by operating activities                   (397,400)     (357,900)
                                                                          ----------    ----------

Cash flows from investing activities:
     Change in amounts due from related parties                              (14,600)        8,800
     Purchase of property and equipment                                     (156,900)      (13,800)
                                                                          ----------    ----------

                    Net cash used by investing activities                   (171,500)       (5,000)
                                                                          ----------    ----------


Cash flows from financing activities:
     Advances from majority shareholder                                      320,000             -
     Debenture payment to former shareholder                                 (75,000)            -
     Principal payments on bank debt                                          (6,300)     (140,200)
     Proceeds from bank borrowings                                                 -       250,000
     Other                                                                     7,800       (16,300)
                                                                          ----------    ----------


                    Net cash provided by financing activities                246,500        93,500
                                                                          ----------    ----------


                    Net decrease in cash and cash equivalents               (322,400)     (269,400)

Cash and cash equivalents at beginning of period                             534,800       586,100
                                                                          ----------    ----------


Cash and cash equivalents at end of period                                $  212,400    $  316,700
                                                                          ==========    ==========




                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)
-------------------------------------------------------------------------------

1.   THE COMPANY

     Trident Media Group, Inc. ("Trident" or the "Company"), a Nevada Corporation, through its wholly-owned subsidiaries, provides telecommunications services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industries, syndicates sports and entertainment programming throughout North America and provides long distance telephone services through the sale of prepaid phone cards.


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of March 31, 1999, and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated.


3.   INTERIM FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations included herein are not necessarily indicative of the operating results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.


4.   LOSS PER SHARE

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding for the periods ended March 31, 1999 and March 31, 1998. Options and warrants to purchase common stock of 720,000 and 100,000, respectively, are outstanding at March 31, 1999, but were not included in the computation of diluted loss per share, because their effect was antidilutive.


5.   ADVANCES FROM MAJORITY STOCKHOLDER

     During the three months ended March 31, 1999, the Company's majority stockholder advanced $320,000 toward funding the Company's operations. These advances are payable on demand and call for interest at 12% per annum, payable six months in arrears.


5.   BANK DEBT

     Bank debt of $3,061,200 at March 31, 1999 is collateralized by all of the Company's assets and is personally guaranteed by the Company's majority stockholder. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at March 31, 1999. Pursuant to a Loan Agreement Amendment dated July 29, 1999, the bank has (i) extended the term of the loans (which had been due on July 15, 1999) to January 15, 2000, (ii) waived the financial covenant violations through the date of the agreement,
(iii) adjusted the interest rate from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999, and (iv) instituted monthly reporting to the bank of the Company's financial condition and progress being made by the Company toward obtaining funds to fully repay the subject loans by January 15, 2000.


7.   DISCLOSURE OF SEGMENT INFORMATION

     The Company has the following two reportable segments: Network Services Group and Telecommunications Services (which began operations in the second quarter of 1998). Network Services Group provides simulcasting, television production, advertising and related services primarily to racetracks, casinos and off-track betting locations. The Telecommunications Services Group offers services primarily through the use of enhanced prepaid phone cards provided through company owned electronic dispensing units and retail sales.

     The Company manages segment reporting at a gross profit level. Selling, general and administrative expenses (including, corporate functions, recruiting and marketing) are managed at the corporate level separately from the segments.

     The following information about the segments is for the period ended March 31, 1999.


                                  Network Services     Telecommunication
                                        Group               Services            Total
                                  ----------------      ----------------    ------------
Revenues                            $ 1,089,000           $   265,300       $ 1,354,300
Cost of Operations                      959,200               173,800         1,133,000
Depreciation and Amortization           288,200                19,300           307,500
                                    -----------            ----------       -----------
Gross Profit                        $  (158,400)          $    72,200           (86,200)
                                    ===========           ===========

Selling, General & Administrative                                              (622,400)
                                                                             ----------
Loss from Operations                                                        $  (708,600)
                                                                            ===========

Identifiable Assets                 $ 5,581,100           $   365,300       $ 5,946,400
                                    ===========           ===========       ===========


ITEM 2: MANAGEMENT'S DISCUSSION and ANALYSIS of
FINANCIAL CONDITION and RESULTS OF OPERATONS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

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


RESULTS OF OPERATIONS
---------------------

     For the three months ended March 31, 1999, the Company reported a net loss of $500,200 as compared to a net loss of $363,500 for the same period of 1998. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months. Contributing to the higher losses in 1999 (as compared to 1998) were higher fixed general and administrative expenses relating to operations that were started up or acquired during the last half of 1998. In addition to the start-up of the telephone calling card business during 1998 the Company also acquired Steinley's Photochart, Systems, Inc. ("Steinley's") and On Track, Inc. ("OTI") which operated in the same business segment as the Company's existing core business. These two acquisitions contributed approximately $40,000 to pre-tax results for the three months ended March 31, 1999.


     Revenues
     --------

     The Company reported revenues of $1.4 million for the three months ended March 31, 1999 as compared to $1.0 million for the three months ended March 31, 1998. The increase in revenues was directly related to the Company's telephone calling card business (approximately $0.3 million) which was started up in June of 1998 and the activities of Steinley's and OTI (approximately $0.4 million) which were not acquired until the second quarter of 1998. The increase in revenue from these new activities was offset by a decrease in revenue from the Company's existing core business which decreased from $1.0 million in 1998 to $0.7 million in 1999, primarily as a result in the mix of client's from 1998 to 1999.


     Cost of Operations
     ------------------

     Cost of operations amounted to $1.1 million for the three months ended March 31, 1999, as compared to $0.8 million for the three months ended March 31, 1998. The increase from 1998 to 1999 relates to costs incurred by the Company's calling card activities ($0.2 million) and the operations of Steinley's and OTI ($0.2 million), which didn't exist in the first quarter of 1998. These higher costs were offset by lower costs (primarily satellite time) incurred by the Company's core racing business activities.


     Selling, General and Administrative Expenses
     --------------------------------------------

     The Company reported selling, general and administrative expenses of $0.6 million for the three months ended March 31, 1999 as compared to $0.5 million for the three months ended March 31, 1998. The increase is primarily attributable to the start-up of the telephone calling card business and selling, general and administrative expenses relating to acquisitions made during 1999 which didn't exist in the first quarter of 1998.


     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization for the three months ended March 31, 1999, was approximately the same as the comparable period of the prior year.


     Interest Expense
     ----------------

     Interest expense increased slightly from 1998 to 1999 primarily as a result of borrowings incurred in connection with acquisitions consummated during 1998.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

     The Company's primarily business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 32% in fiscal year 1998) from four racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had current assets of $1.7 million and current liabilities of $4.4 million as of March 31, 1999. The deficit in working capital was due to classifying all of the Company's bank debt as a current liability as of March 31, 1999 (see discussion below). Stockholders' equity decreased from $1.1 million at December 31, 1998 to $0.6 million at March 31, 1999, due to the net loss reported for the three months ended March 31, 1999.

     At March 31, 1999, the Company had a credit facility with its principal lender consisting of a term loan of $2.6 million and a revolving line of credit of $0.5 (which was fully drawn down and no further funds are available). Pursuant to a Loan Agreement Amendment dated July 29, 1999 the lender extended the maturity date of the term loan and the revolving line of credit from July 15, 1999 to January 15, 2000. The Loan Agreement Amendment also adjusted the interest rate on the outstanding borrowings from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999. The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at March 31, 1999, which the lender waived in the Loan Agreement Amendment through the date of the agreement. The Company is currently exploring various alternatives to replace or satisfy its current credit facility. Based on its current operating performance and its prior refinancing experience the Company believes that the credit facility will be satisfied or refinanced.

     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. During the three months ended March 31, 1999, the Company's majority shareholder loaned the Company over $320,000 to cover this cash flow shortfall.


YEAR 2000 COMPLIANCE
--------------------

     By modifying existing programs and making conversions to Year 2000 ("Y2K") compliant software, the Company is implementing a Y2K program to ensure that its computer systems and applications will function properly beyond the year 1999 and believes that adequate resources have been allocated for this purpose.The Company does not believe that the cost of implementing its Y2K program will have a material effect on the Company's financial condition or results of operations. However, expenses of the Company's efforts to address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's results of operations and financial condition. In addition, factors outside of the Company's control such as the revenue stream and financial ability of existing suppliers, service providers or customers may be adversely impacted by Y2K problems, which could cause fluctuations in the Company's revenue and operating profitability.



                         PART II - OTHER INFORMATION



ITEM 1:      LEGAL PROCEEDINGS

     On January 5, 1999, an action was commenced in the Superior Court of the State of California by certain individuals involved in the activities of Trident Telecard, Inc. (the Company's wholesale division of the prepaid telephone calling card business) which the Company closed down as of December 31, 1998. As part of the Telecard Settlement Agreement (which did not involve any payments on the Company's part) dated May 3, 1999, the suit was dismissed.


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8K

(a)         Exhibits -

            Exhibit 27.00 -  Financial Data Schedule


(b)         Reports on Form 8-K - None



SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIDENT MEDIA GROUP, INC.



Dated:     September 16, 1999               By:  /s/ Edward M. Spector
                                            President and Director