Form 10QSB
period 1999-06-30
TRIDENT MEDIA GROUP INC
filed 1999-09-21
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                     FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

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

Yes      X                   No

Number of shares outstanding of Issuer's Common Stock as of July 31, 1999:
5,000,152


                           PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                  June 30,
                                                                    1999
                                                                 ---------
ASSETS

Current assets:
     Cash and cash equivalents                                   $  383,300
     Accounts receivable, net of allowance for doubtful
          accounts of  $139,000                                     893,800
     Prepaid expenses                                               165,000
     Deferred taxes                                                 649,200
     Other current assets                                           172,600
                                                                 ----------
               Total current assets                               2,263,900

Property and equipment, net                                       4,036,800
Other assets                                                        223,800
                                                                 ----------
                                                                 $6,524,500
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                   $ 1,052,800
     Bank debt                                                    2,924,300
     Payable to majority stockholder                                560,000
     Deferred income                                                 75,000
     Other current liabilities                                       92,500
                                                                 ----------
               Total current liabilities                          4,704,600
                                                                 ==========

Deferred taxes                                                      905,000
Other liabilities                                                    51,400
                                                                 ----------
               Total liabilities                                  5,661,000
                                                                 ----------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares
          authorized, 5,000,152 shares issued and outstanding         5,000
     Paid in capital                                                 35,000
     Retained earnings                                              823,500
                                                                 ----------
               Total stockholders' equity                           863,500
                                                                 ----------
                                                                 $6,524,500
                                                                 ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                                   Three Months Ended         Six Months Ended
                                                 -----------------------   -----------------------
                                                   June 30,    June 30,     June 30,     June 30,
                                                     1999        1998         1999         1998
                                                 ----------   ----------   ----------   ----------
Revenues                                         $2,901,100   $1,902,100   $4,255,400   $2,924,100
                                                 ----------   ----------   ----------   ----------

Operating costs and expenses:

     Cost of operations                           1,513,900    1,114,900    2,656,500    1,954,400
     Selling, general and administrative            586,100      642,900    1,198,900    1,126,500
     Depreciation and amortization                  307,800      265,400      615,300      509,500
                                                 ----------   ----------   ----------   ----------
            Total operating costs and expenses    2,407,800    2,023,200    4,470,700    3,590,400
                                                 ----------   ----------   ----------   ----------

               Income (loss) from operations        493,300     (121,100)    (215,300)    (666,300)

Interest expense                                     85,100       67,400      156,700      128,000
                                                 ----------   ----------   ----------   ----------


               Income (loss) before taxes           408,200     (188,500)    (372,000)    (794,300)

Income tax expense (benefit)                        146,600      (75,400)    (133,400)    (317,700)
                                                 ----------   ----------   ----------   ----------

Net income (loss)                                $  261,600   $ (113,100)  $ (238,600)  $ (476,600)
                                                 ==========   ==========   ==========   ==========



Net income (loss) per share - Basic              $     0.05   $    (0.02)  $    (0.05)  $    (0.10)
                                                 ==========   ==========   ==========   ==========

                             - Diluted           $     0.05   $    (0.02)  $    (0.05)  $    (0.10)
                                                 ==========   ==========   ==========   ==========

Weighted average number of shares outstanding
                                 - Basic          5,000,152    5,000,152    5,000,152    4,710,097
                                                 ==========   ==========   ==========   ==========

                                 - Diluted        5,530,954    5,000,152    5,000,152    4,710,097
                                                 ==========   ==========   ==========   ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)
                                                   Three Months Ended         Six Months Ended
                                                 -----------------------   -----------------------
                                                   June 30,    June 30,     June 30,     June 30,
                                                     1999        1998         1999         1998
                                                 ----------   ----------   ----------   ----------

Cash flows from operating activities:
  Net income (loss)                              $  261,600   $ (113,100)  $ (238,600)  $ (476,600)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 307,800      265,400      615,300      509,500
      Increase (decrease) in cash resulting
        from changes in:
        Accounts receivable                        (545,100)     (88,600)    (255,100)       7,900
        Prepaid expenses and other assets           151,200      (31,100)     (59,000)    (315,400)
        Accounts payable and accrued
          liabilities                               204,200      657,600      (51,600)     634,900
        Taxes payable                                     -            -      (20,500)     (28,000)
                                                 ----------   ----------   ----------   ----------

          Net cash provided (used) by operating
            activities                              379,700      690,200       (9,500)     332,300
                                                 ----------   ----------   ----------   ----------

Cash flows from investing activities:
  Change in amounts due from related parties         (1,300)      (2,700)     (15,900)       6,100
  Purchase of Steinley's Photochart,
     Systems, Inc.                                   (8,300)    (255,500)     (16,500)    (255,500)
  Purchase of GoldenTel, LLC.                             -     (230,000)           -     (230,000)
  Purchase of On Track, Inc.                              -     (187,000)           -     (187,000)
  Purchase of property and equipment               (298,400)    (163,400)    (455,300)    (177,200)
                                                 ----------   ----------   ----------   ----------
          Net cash used by investing activities    (308,000)    (838,600)    (487,700)    (843,600)
                                                 ----------   ----------   ----------   ----------

Cash flows from financing activities:
  Advances from majority shareholder                240,000            -      560,000            -
  Debenture payment to former shareholder                 -            -      (75,000)           -
  Principal payments on bank debt                  (137,000)    (362,200)    (143,300)    (502,400)
  Proceeds from bank borrowings                           -      750,000            -    1,000,000
  Other                                              (3,800)      15,300        4,000       (1,000)
                                                 ----------   ----------   ----------   ----------

          Net cash provided (used) by financing
                      activities                     99,200      403,100      345,700      496,600
                                                 ----------   ----------   ----------   ----------

          Net increase (decrease) in cash and
                       cash equivalents             170,900      254,700     (151,500)     (14,700)

Cash and cash equivalents at beginning of period    212,400      316,700      534,800      586,100
                                                 ----------   ----------   ----------   ----------

Cash and cash equivalents at end of period       $  383,300   $  571,400   $  383,300   $  571,400
                                                 ==========   ==========   ==========   ==========



                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)
-------------------------------------------------------------------------------


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


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of June 30, 1999, and the consolidated results of operations and cash flows for the six and three months ended June 30, 1999 and 1998. All significant intercompany transactions have been eliminated.


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


4.   ADVANCES FROM MAJORITY STOCKHOLDER

     During the six months ended June 30, 1999, the Company's majority stockholder advanced $560,000 toward funding the Company's operations. These advances are payable on demand and call for interest at 12% per annum, payable six months in arrears.


5.   LOSS PER SHARE

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding for the periods ended June 30, 1999 and June 30, 1998. Options and warrants to purchase common stock of 720,000 and 100,000, respectively, are outstanding at June 30, 1999.


     The following table represents the required disclosure of the basic and diluted earnings per share computation for the three months ended June 30, 1999. The computation is not shown for the six months ended June 30, 1999 or the six and three months ended June 30, 1998, because the effect of the dilutive securities would be antidilutive.

                                             Three months ended June 30, 1999
                                           Income          Shares      Per Share
                                         (Numerator)    (Denominator)   Amount
     Basic EPS                            ----------    -------------  --------
     Net Income                           $  261,600      5,000,152     $   0.05
                                                                        ========
     Effect of Dilutive Securities

     Securities Assumed Converted
          Options                                          590,000
          Warrants                                         100,000

     Less Securities Assumed Repurchased                   (159,198)
                                          ----------      ---------     --------
     Diluted EPS                          $  261,600      5,530,954     $   0.05
                                          ==========      =========     ========


6.   BANK DEBT

     Bank debt of $2,924,300 at June 30, 1999 is collateralized by all of the Company's assets and is personally guaranteed by the Company's majority stockholder. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at June 30, 1999. Pursuant to a Loan Agreement Amendment dated July 29, 1999, the bank has (i) extended the term of the loans (which had been due on July 15, 1999) to January 15, 2000, (ii) waived the financial covenant violations through the date of the agreement,
(iii) adjusted the interest rate from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999, and (iv) instituted monthly reporting to the bank of the Company's financial condition and progress being made by the Company toward obtaining funds to fully repay the subject loans by January 15, 2000.


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

     The following information about the segments is for the six month period ended June 30, 1999.


                                        Network Services   Telecommunication
                                              Group            Services           Total
                                        ----------------    ----------------   ----------
     Revenues                               $3,650,600         $  604,800     $4,255,400
     Cost of Operations                      2,262,900            393,600      2,656,500
     Depreciation and Amortization             576,400             38,900        615,300
                                            ----------         ----------     ----------
     Gross Profit                           $  811,300         $  172,300        983,600
                                            ==========         ==========

     Selling, General & Administrative                                        (1,198,900)
                                                                              ----------
     Loss from Operations                                                     $ (215,300)
                                                                              ==========


     Identifiable Assets                    $6,099,000         $  425,500     $6,524,500
                                            ==========         ==========     ==========


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


RESULTS OF OPERATIONS
---------------------

     The Company reported a net loss of $238,600 for the six months ended June 30, 1999, as compared to a net loss of $476,600 for the same period of 1998. For the three months ended June 30, 1999, the Company reported net income of $261,600 as compared to a net loss of $113,100 for the same period of the prior year. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months. In addition, the start-up of the Company's telephone calling card business in June of 1998 contributed to higher losses in 1998. In the second quarter of 1998 the Company also acquired Steinley's Photochart, Systems, Inc. ("Steinley's") and On Track, Inc.
("OTI") which operated in the same business segment as the Company's existing core business. These two acquisitions contributed approximately $120,000 and $80,000 to pre-tax results for the six and three months ended June 30, 1999, respectively, as compared to $20,000 for the three months ended June 30, 1998.



Revenues
--------

     The Company reported revenues of $4.3 million and $2.9 million for the six and three months ended June 30, 1999, respectively, as compared to $2.9 million and $1.9 million for the same periods in 1998. The increase in revenues of $1.4 million for the six month period from 1998 to 1999 was directly related to the Company's telephone calling card business (approximately $0.5 million) which was started up in June of 1998 and the activities of Steinley's and OTI (approximately $0.9 million) which were not acquired until the second quarter of 1998.


     Cost of Operations
     ------------------

     Cost of operations amounted to $2.7 million and $1.5 million for the six and three months ended June 30, 1999, respectively, as compared to $2.0 million and $1.1 million for the same periods of the prior year. The increase of $0.7 million from 1998 to 1999 for the six months ended June 30 primarily relates to costs incurred by the Company's calling card activities ($0.3 million) and the operations of Steinley's and OTI ($0.6 million), which only operated during a portion of the first six months of 1998.These higher costs were offset by lower costs (primarily satellite time) incurred by the Company's core racing business activities.


     Selling, General and Administrative Expenses
     --------------------------------------------

     The Company reported selling, general and administrative expenses of $1.2 million and $0.6 million for the six and three months ended June 30, 1999, respectively. Approximately the same amounts were reported for the same periods of 1998 as the Company has been able to effectively absorb the acquisitions made in 1998 with little or no increase in fixed overhead costs.


     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization for the six and three months ended June 30, 1999 were approximately the same as the comparable periods of the prior year.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had current assets of $2.3 million and current liabilities of $4.7 million as of June 30, 1999. The deficit in working capital was due to classifying all of the Company's bank debt as a current liability as of June 30, 1999 (see discussion below). Stockholder's equity decreased from $1.1 million at December 31, 1998 to $0.9 million at June 30, 1999, due to the net loss reported for the six months ended June 30, 1999.

     At June 30, 1999, the Company had a credit facility with its principal lender consisting of a term loan of $2.4 million and a revolving line of credit of $0.5 (which was fully drawn down and no further funds are available). Pursuant to a Loan Agreement Amendment dated July 29, 1999 the lender extended the maturity date of the term loan and the revolving line of credit from July 15, 1999 to January 15, 2000. The Loan Agreement Amendment also adjusted the interest rate on the outstanding borrowings from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999. The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at June 30, 1999, which the lender waived in the Loan Agreement Amendment through the date of the agreement. The Company is currently exploring various alternatives to replace or satisfy its current credit facility. Based on its current operating performance and its prior refinancing experience the Company believes that the credit facility will be satisfied or refinanced.

     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. During the six months ended June 30, 1999 the Company's majority shareholder loaned the Company over $500,000 to cover this cash flow shortfall.


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



                                            TRIDENT MEDIA GROUP, INC.



Dated:     September 20, 1999               By:  /s/ Edward M. Spector
                                            President and Director