Form 10QSB
period 1999-09-30
TRIDENT MEDIA GROUP INC
filed 1999-11-17
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC  20549

                                   FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended September 30, 1999

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

Yes             X                   No
              -----

Number of shares outstanding of Issuer's Common Stock as of October 31, 1999:
5,000,152



                                             PART I

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                September 30,
                                                                     1999
                                                                -------------
ASSETS

Current assets:
   Cash and cash equivalents                                     $  568,000
   Accounts receivable, net of allowance for doubtful accounts
      of  $112,900                                                  674,800
   Prepaid expenses                                                 253,100
   Deferred taxes                                                   649,200
   Other current assets                                              34,500
                                                                 ----------
         Total current assets                                     2,179,600

Property and equipment, net                                       3,751,900
Other assets                                                        258,700
                                                                 ----------
                                                                 $6,190,200
                                                                 ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                      $  801,100
   Bank debt                                                      2,659,700
   Payable to majority stockholder                                  455,000
   Deferred income                                                   30,000
   Other current liabilities                                        111,300
                                                                 ----------
         Total current liabilities                                4,057,100

Deferred taxes                                                      905,000
Other liabilities                                                    50,200
                                                                 ----------
         Total liabilities                                        5,012,300
                                                                 ----------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized,
      5,000,152 shares issued and outstanding                         5,000
   Paid in capital                                                   35,000
   Retained earnings                                              1,137,900
                                                                 ----------
         Total stockholders' equity                               1,177,900
                                                                 ----------
                                                                 $6,190,200
                                                                 ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                             Three Months Ended           Nine Months Ended
                                         September 30, September 30,  September 30, September 30,
                                              1999         1998          1999          1998
                                           ----------   ----------    ----------   ----------
Revenues                                   $3,093,000   $3,211,500    $7,348,400   $6,135,600
                                           ----------   ----------    ----------   ----------

Operating costs and expenses:

  Cost of operations                        1,625,400    1,994,600     4,281,900    3,949,000
  Selling, general and administrative         641,400      698,600     1,840,300    1,825,100
  Depreciation and amortization               287,500      312,400       902,800      821,900
                                           ----------   ----------    ----------   ----------
       Total operating costs and expenses   2,554,300    3,005,600     7,025,000    6,596,000
                                           ----------   ----------    ----------   ----------

        Income (loss) from operations         538,700      205,900       323,400     (460,400)

Interest expense                               83,200       83,600       239,900      211,600
                                           ----------   ----------    ----------   ----------

        Income (loss) before taxes            455,500      122,300        83,500     (672,000)

Income tax expense (benefit)                  141,100       76,000         7,700     (241,700)
                                           ----------   ----------    ----------   ----------

Net income (loss)                          $  314,400   $   46,300    $   75,800   $ (430,300)
                                           ==========   ==========    ==========   ==========



Net income (loss) per share - Basic        $     0.06   $     0.01    $     0.02   $    (0.09)
                                           ==========   ==========    ==========   ==========

                            - Diluted      $     0.06   $     0.01    $     0.01   $    (0.09)
                                           ==========   ==========    ==========   ==========


Weighted average number of shares
      outstanding
                            - Basic         5,000,152    5,000,152     5,000,152    4,807,844
                                           ==========   ==========    ==========   ==========

                            - Diluted       5,420,152    5,560,318     5,530,954    4,807,844
                                           ==========   ==========    ==========   ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)


                                             Three Months Ended           Nine Months Ended
                                         September 30, September 30,  September 30, September 30,
                                              1999         1998          1999          1998
                                           ----------   ----------    ----------   ----------


Cash flows from operating activities:
  Net income (loss)                        $  314,400   $   46,300    $   75,800   $ (430,300)
  Adjustments to reconcile
   net income to net cash
    provided by operating activities:
     Depreciation and amortization            287,400      312,400       902,700      821,900
    Loss on disposal of property
     and equipment                             24,600            -        24,600        7,800
    Increase (decrease) in cash resulting
        from changes in:
        Accounts receivable                   219,000      (31,600)      (36,100)     (23,700)
        Prepaid expenses and other assets      36,700      (92,000)      (22,300)    (407,400)
        Accounts payable and
         other liabilities                   (313,500)    (417,200)     (385,600)     (13,500)
                                           ----------   ----------    ----------   ----------

           Net cash provided (used)
             by operating activities          568,600     (182,100)      559,100      (45,200)
                                           ----------   ----------    ----------   ----------

Cash flows from investing activities:
  Change in amounts due
   from related parties                       (12,800)     (86,000)      (28,700)     (79,900)
  Purchase of Steinley's Photochart,
   Systems, Inc.                              (24,300)      (8,300)      (40,800)    (263,800)
  Purchase of GoldenTel, LLC.                       -            -             -     (230,000)
  Purchase of On Track, Inc.                        -            -             -     (187,000)
  Purchase of property and equipment          (15,400)    (168,300)     (470,700)    (345,500)
                                           ----------   ----------    ----------   ----------

           Net cash used by
            investing activities              (52,500)    (262,600)     (540,200)  (1,106,200)
                                           ----------   ----------    ----------   ----------

Cash flows from financing activities:
  Advances (payments) from (to)
   majority stockholder                      (105,000)           -       455,000            -
  Debenture payment to former stockholder           -            -       (75,000)           -
  Principal payments on bank debt            (264,600)    (199,400)     (407,900)    (502,400)
  Proceeds from bank borrowings                     -      200,000             -    1,200,000
  Other                                        38,200       (6,900)       42,200      (11,900)
                                           ----------   ----------    ----------   ----------

           Net cash provided (used) by
            financing activities             (331,400)      (6,300)       14,300      685,700
                                           ----------   ----------    ----------   ----------

           Net increase (decrease) in
            cash and cash equivalents         184,700     (451,000)       33,200     (465,700)

Cash and cash equivalents at
 beginning of period                          383,300      571,400       534,800      586,100
                                           ----------   ----------    ----------   ----------

Cash and cash equivalents at
 end of period                             $  568,000   $  120,400    $  568,000   $  120,400
                                           ==========   ==========    ==========   ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
(Unaudited)
---------------------------------------------------------------------------


1.   THE COMPANY:

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


2.   BASIS OF PRESENTATION:

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of September 30, 1999, and the consolidated results of operations and cash flows for the nine and three months ended September 30, 1999 and 1998. All significant intercompany transactions have been eliminated.


3.   INTERIM FINANCIAL STATEMENTS:

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


4.   ADVANCES FROM MAJORITY STOCKHOLDER:

     During the nine months ended September 30, 1999, the Company's majority stockholder advanced $455,000 (net of $140,000 in repayments) toward funding the Company's operations. These advances are payable on demand and call for interest at 12% per annum, payable six months in arrears.


5.   EARNINGS PER SHARE:

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding for the periods ended September 30, 1999 and September 30, 1998. Options and warrants to purchase common stock of 720,000 and 100,000, respectively, are outstanding at September 30, 1999.

     The following tables represent the required disclosure of the basic and diluted earnings per share computation for the nine and three months ended September 30, 1999 and 1998.


                                              Nine months ended September 30,
                          ----------------------------------------------------------------------
                                         1999                              1998
                          ----------------------------------  ----------------------------------
                             Income      Shares    Per Share   Income      Shares     Per Share
                          (Numerator) (Denominator)  Amount  Numerator) (Denominator)   Amount
                           ---------   ---------   ------   ----------    ---------   -------
Basic EPS

Net Income (loss)          $  75,800   5,000,152   $ 0.02   $ (430,300)   4,807,844   $ (0.09)
                                                   ======                             =======
Effect of Dilutive
   Securities

Securities Assumed
  Converted
   Options                              590,000
   Warrants                             100,000                                 -

Less Securities Assumed
   Repurchased                         (159,198)
                           ---------   ---------   ------   ----------    ---------   -------
Diluted EPS                $  75,800   5,530,954   $ 0.01   $ (430,300)   4,807,844   $ (0.09)
                           =========   =========   ======   ==========    =========   =======



                                              Three months ended September 30,
                          ---------------------------------------------------------------------
                                         1999                              1998
                          ----------------------------------  ----------------------------------
                             Income      Shares    Per Share   Income      Shares     Per Share
                          (Numerator) (Denominator)  Amount  Numerator) (Denominator)   Amount
                           ---------   ---------   ------   ----------    ---------   -------
Basic EPS

Net Income                 $ 314,400   5,000,152   $ 0.06   $   46,300    5,000,152   $  0.01
                                                   ======                             =======
Effect of Dilutive
   Securities

Securities Assumed
  Converted
   Options                              590,000                             590,000
   Warrants                             100,000

Less Securities Assumed
   Repurchased                         (270,000)                            (29,834)
                           ---------   ---------   ------   ----------    ---------   -------
Diluted EPS                $ 314,400   5,420,152   $ 0.06   $   46,300    5,560,318   $  0.01
                           =========   =========   ======   ==========    =========   =======



6.   BANK DEBT

     Bank debt of $2,659,700 at September 30, 1999 is collateralized by all of the Company's assets and is personally guaranteed by the Company's majority stockholder. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at June 30, 1999. Pursuant to a Loan Agreement Amendment dated July 29, 1999, the bank has (i) extended the term of the loans (which had been due on July 15, 1999) to January 15, 2000, (ii) waived the financial covenant violations through the date of the agreement,
(iii) adjusted the interest rate from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999, and (iv) instituted monthly reporting to the bank of the Company's financial condition and progress being made by the Company toward obtaining funds to fully repay the subject loans by January 15, 2000.


7.   DISCLOSURE OF SEGMENT INFORMATION

      The Company has the following two reportable segments: Network Services Group and Telecommunications Services (which began operations in June of 1998). Network Services Group provides simulcasting, television production, advertising and related services primarily to racetracks, casinos and off-track betting locations. The Telecommunications Services Group offers services primarily through the use of enhanced prepaid phone cards provided through company owned electronic dispensing units and retail sales.

     The Company manages segment reporting at a gross profit level. Selling, general and administrative expenses (including, corporate functions, recruiting and marketing) are managed at the corporate level separately from the segments.

     The following information about the segments is for the nine and three month periods ended September 30, 1999 and 1998 (000's).

                                     Nine Months Ended September 30,
                    ---------------------------------------------------------------
                               1999                              1998
                    ----------------------------     ------------------------------
                    Network   Telecommu-             Network    Telecommu-
                    Services   nication              Services    nication
                      Group    Services   Total      Group      Services   Total
                     -------   --------  -------     --------   --------- --------
Revenues             $ 6,331   $ 1,017   $ 7,348      $ 5,542   $   594   $ 6,136
Cost of Operations     3,651       631     4,282        3,471       478     3,949
Depreciation and
  Amortization           844        58       902          804        18       822
                     -------   -------   -------      -------   -------   -------

Gross Profit         $ 1,836   $   328     2,164      $ 1,267   $    98      1,365
                     =======    ======                =======    ======
Selling, General
  Administrative                           1,841                             1,825
                                           =====                            ------
Income (loss)
  from Operations                        $   323                          $   (460)
                                          ======                          ========

Identifiable Assets  $ 5,720   $   470   $ 6,190      $ 6,050   $   409   $ 6,459
                     =======   =======   =======      =======   =======   =======



                                     Three Months Ended September 30,
                    ---------------------------------------------------------------
                               1999                              1998
                    ----------------------------     ------------------------------
                    Network   Telecommu-             Network    Telecommu-
                    Services   nication              Services    nication
                      Group    Services   Total      Group      Services   Total
                     -------   --------  -------     --------   --------- --------
Revenues             $ 2,681   $   412   $ 3,093      $ 2,690   $   522    $ 3,212
Cost of Operations     1,388       237     1,625        1,561       434      1,995
Depreciation and
  Amortization           269        19       288          297        15        312
                     -------   -------   -------      -------   -------    -------

Gross Profit         $ 1,024   $   156     1,180      $   832    $   73        905
                     =======    ======                =======    ======

Selling, General &
  Administrative                             641                               699
                                         -------                           -------
Income from Operations                   $   539                           $   206
                                         =======                           =======

Identifiable Assets  $ 5,720   $   470   $ 6,190      $ 6,050   $   409    $ 6,459
                     =======   =======   =======      =======   =======    =======





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


RESULTS OF OPERATIONS
---------------------


     The Company reported net income of $75,800 for the nine months ended September 30, 1999, as compared to a net loss of $430,300 for the same period of 1998. For the three months ended September 30, 1999, the Company reported net income of $314,400 as compared to net income of $46,300 for the same period of the prior year. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months. In addition, the start-up of the Company's telephone calling card business in June of 1998 contributed to higher losses in 1998. In the second quarter of 1998, the Company also acquired Steinley's Photochart, Systems, Inc. ("Steinley's") and On Track, Inc. ("OTI") which operate in the same business segment as the Company's existing core business. These two acquisitions contributed approximately $188,000 and $68,000 to pre-tax results for the nine and three months ended September 30, 1999, respectively, as compared to $80,000 and $60,000 for the same periods of the prior year.


Revenues
--------


     The Company reported revenues of $7.3 million and $3.1 million for the nine and three months ended September 30, 1999, respectively, as compared to $6.1 million and $3.2 million for the same periods in 1998. The increase in revenues of $1.2 million for the nine month period from 1998 to 1999 was directly related to the Company's telephone calling card business (approximately $0.4 million) which was started up in June of 1998 and the activities of Steinley's and OTI (approximately $0.9 million) which were not acquired until the second quarter of 1998.


Cost of Operations
------------------

     Cost of operations amounted to $4.3 million and $1.6 million for the nine and three months ended September 30, 1999, respectively, as compared to $3.9 million and $2.0 million for the same periods of the prior year. The increase of $0.4 million from 1998 to 1999 for the nine months ended September 30 primarily relates to costs incurred by the Company's calling card activities ($0.2 million) and the operations of Steinley's and OTI ($0.6 million), which only operated during a portion of the first nine months of 1998. These higher costs were offset by lower costs (primarily satellite time) incurred by the Company's core racing business activities.


Selling, General and Administrative Expenses
--------------------------------------------


     The Company reported selling, general and administrative expenses of $1.8 million and $0.6 million for the nine and three months ended September 30, 1999, respectively. Approximately the same amounts were reported for the same periods of 1998 as the Company has been able to effectively absorb the acquisitions made in 1998 with little or no increase in fixed overhead costs.


Depreciation and Amortization
-----------------------------


     Depreciation and amortization for the nine months ended September 30, 1999 increased by approximately $80,000 from the same as period of the prior year primarily due to amortization of Goodwill recorded in the 1998 acquisitions and higher capital expenditures in 1999 versus 1998.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had current assets of $2.2 million and current liabilities of $4.0 million as of September 30, 1999. The deficit in working capital was due to classifying all of the Company's bank debt as a current liability as of September 30, 1999 (see discussion below). Stockholder's equity increased from $1.1 million at December 31, 1998 to $1.2 million at September 30, 1999, as a result of the income reported for the nine months ended September 30, 1999.

     At September 30, 1999, the Company had a credit facility with its principal lender consisting of a term loan of $2.2 million and a revolving line of credit of $0.5 million (which was fully drawn down and no further funds are available). Pursuant to a Loan Agreement Amendment dated July 29, 1999 the lender extended the maturity date of the term loan and the revolving line of credit from July 15, 1999 to January 15, 2000. The Loan Agreement Amendment also adjusted the interest rate on the outstanding borrowings from the bank's prime rate plus 2% to the bank's prime rate plus 3.5% through November 15, 1999, increasing to the bank's prime rate plus 7% after November 15, 1999. The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. The Company was in violation of the financial covenants at September 30, 1999, which the lender waived in the Loan Agreement Amendment through the date of the agreement. The Company is currently exploring various alternatives to replace or satisfy its current credit facility. Based on its current operating performance and its prior refinancing experience the Company believes that the credit facility will be satisfied or refinanced.

     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. During the nine months ended September 30, 1999 the Company's majority shareholder advanced the Company approximately $455,000 to cover this cash flow shortfall.


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



                                      TRIDENT MEDIA GROUP, INC.



Dated:   November 17, 1999            By:   /s/ Edward M. Spector
                                            President and Director