Form 10KSB
period 1999-12-31
TRIDENT MEDIA GROUP INC
filed 2000-04-14
CIK 769796

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to _____________________

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

   Securities registered pursuant to Section 12(b) of the Exchange Act:None Securities registered pursuant to Section 12(g) of the Exchange Act:None

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

Yes      X                   No
       -----                          ----
Issuer's revenue for the most recent fiscal year: $9,480,800

Number of shares outstanding of Issuer's Common Stock as of March 31, 2000:
5,000,152


                                     PART  I

Item 1.     Description of Business


INTRODUCTION

     Trident Media Group, Inc. ("Trident" or the "Company"), a Nevada corporation, is a provider of a broad range of services in the telecommunications, and network television services industries. Trident produces, displays, edits and distributes video and audio programming and other data into various broadcast formats, creates graphics animation and other materials all to support its customer programs. Trident also provides uplinking satellite and terrestrial distribution services for its own and client programming, including video, audio, data and telephony. Trident additionally provides U.S. originated prepaid long distance telephone calling card services distributed through electronic dispensing units and retail sales.


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


     The Company operates a fleet of transportable Earth Stations licensed by the Federal Communications Commission ("FCC") which are deployed for the transmission of audio, video and/or data programming via satellite throughout North America. The Earth Stations are typically configured on a mobile trailer and transported to the site where the broadcast event occurs. The Company obtains its satellite transponder capacity by securing multiple short term and long term leases with a variety of satellite communications providers. The Company employs state-of-the-art digital compression technology (which also effectively scrambles the signal), utilizing General Instruments' DigiCipher TM encoders and decoders primarily configured for a single-channel-per-carrier ("SCPC") compression system. The SCPC system enables the Company to uplink digitally compressed signals from diverse locations to a single satellite transponder. The Company also uses Scientific Atlanta B-MacT scrambling equipment for its non-compressed signals. Where the Company's transmitted signal is compressed or scrambled, the Company has contracts that provide that the Company will be the exclusive provider of decoder equipment to locations authorized by the content owner to receive the signal. The Company is an "OEM" (original equipment manufacturer) for a variety of broadcast television equipment providers, including General Instruments, Scientific Atlanta, Mitsubishi, Ikegami and others.

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

     GE Americom currently provides transponder services to the Company under a lease for non-preemptible service. The lease expires in June of 2001. The Company typically utilizes a transponder in the C-band frequency. The Company utilizes its satellite transponder capacity to service its own broadcasts and resells both analog and compressed capacity to third parties for video, audio, data and voice transmissions. The Company continually evaluates new technologies to expand the productive utilization of its transponder capacity.

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

     Trident will continue to: (i) develop strategic marketing relationships,
(ii) regularly evaluate possible acquisition opportunities, and (iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, numerous factors beyond the control of the Company. Thus, no assurance can be given, nor construed that such objective can or will be achieved.

     The following table sets forth the percentage of revenues contributed by each of the Company's operating groups during the last three fiscal years.

                                      Year Ended December 31,
                                  ------------------------------
                                    1999        1998         1997
                                   ------      ------       ------
     Network Services Group         85.1%       87.5%       100.0%
     Telecommunications Services    14.9        12.5           -
                                   ------      ------       ------

              Total Revenue        100.0%      100.0%       100.0%
                                   ======      ======       ======


     Recent Developments
     -------------------

     On March 27, 2000, the Company entered into a Letter of Intent with a major customer to sell certain assets and to assign to the customer all television production contracts between the Company and the customer. The agreement calls for an all cash purchase price of $1,600,000 with a planned closing before the end of April 2000. If the transaction is consummated as contemplated the majority of the proceeds will be used to retire the Company's bank debt.


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


     Steinley's Photochart Systems, Inc.
     -----------------------------------

     On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000. In addition, the former owners of Steinley's can earn up to $250,000, based on achieving certain revenue and earnings targets over the next two years (as of March 31, 1999 $64,200 had been earned under this provision). Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry primarily in the Northwest portion of the United States.


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


     Trident Telecard, Inc.
     ---------------------

     In September 1998, the Company acquired certain assets from an unrelated third party and formed a new company, Trident Telecard, Inc. ("Telecard"). Telecard's purpose was to develop and distribute through a network of wholesalers prepaid telephone calling cards primarily focused upon the ethnic markets, tourists, students and the general public. In the fourth quarter of 1998, the Company determined that Trident Telecard, Inc., was unable to support and fulfill its business plan, nor were its operations a strategic fit with the Company's operations. Accordingly, Telecard's operations were curtailed and ceased by December 1998. Pursuant to a Settlement Agreement dated May 3, 1999, the Company conveyed back to the unrelated third party certain assets and inventory of the Telecard operations in exchange for a comprehensive release.


     Governmental Regulations
     ------------------------

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

     Employees
     ---------

     At March 31, 2000, the Company had 44 full-time and 33 seasonal/part-time employees. Trident believes that its relationship with its employees is satisfactory.

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

(A) Facility is leased from Margate Associates, a general partnership wholly-owned by the Company's majority stockholder. On March 6, 2000 Margate entered into an agreement to sell this property. In the event the transaction is consummated, it will be necessary for the Company to relocate its headquarters operations.

The Company believes the above facilities are adequate and suitable for the conduct of its current business activities.


Item 3.     Legal Proceedings

     On January 5, 1999, Lance Teren, et al, commenced an action in the Superior Court of the State of California. As part of the Telecard Settlement Agreement dated May 3, 1999, the suit was dismissed.

     On September 28, 1999, Spector Entertainment Group, Inc. (a wholly-owned subsidiary of Trident) filed an action in the U.S. District Court of Southern California against Florida Gaming, Inc. alleging a breach of contract on a service agreement. The suit seeks unspecified damages and equitable relief. Management believes that sufficient evidence exists to prevail in its claim.


Item 4.     Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


                                    PART II


Item 5.      Market for Common Equity and Related Stockholder Matters

     Trident's common stock began trading on the OTC Electronic Bulleting Board on February 23, 1998, under the symbol "TDNT".

     The following table sets forth for the calendar periods indicated, the per share range of the high and low bid price of the Company's common stock.

                             1999                       1998
                      --------------------      ---------------------
                      High Bid     Low Bid      High Bid      Low Bid
First Quarter          $1.50        $1.03        $0.11         $0.02
Second Quarter          1.50        1.50          3.50          0.13
Third Quarter           1.00        0.63          3.00          1.50
Fourth Quarter          1.13        0.75          1.99          0.87


     Trident has never paid cash dividends on its common stock and intends to retain future earnings to support growth of its business and does not anticipate paying any cash dividends in the near future.

Item 6.     Management' s Discussion and Analysis

     The following table is a summary of financial information for the Company for the periods indicated.


For years ended December 31,                 1999           1998           1997
---------------------------------------------------------------------------------
Revenues                                 $ 9,480,800   $ 8,538,900   $ 6,472,400

Operating costs and expenses:

   Cost of operations                       5,471,800     5,579,200     3,347,400
   Selling, general and
     administrative                         2,358,500     2,822,500     1,939,500
   Depreciation and amortization            1,177,200     1,145,000       948,400
                                          -----------   -----------   -----------
    Total operating costs and
      expense                               9,007,500     9,546,700     6,235,300
                                          -----------   -----------   -----------

    Income (loss) from operations             473,300    (1,007,800)      237,100

Interest expense                              332,100       300,000       215,000
                                          -----------   -----------   -----------

    Income (loss) before income taxes and
      cumulative effect of
      accounting change                       141,200    (1,307,800)       22,100

Income tax provision (benefit)                 76,000      (422,800)       17,700
                                          -----------   -----------   -----------

    Income (loss) before cumulative
       effect of accounting change             65,200      (885,000)        4,400

Cumulative effect of accounting change,
  net of tax                                        -       (43,700)            -
                                          -----------   -----------   -----------

     Net income (loss)                    $    65,200   $  (928,700)  $     4,400
                                          ===========   ===========   ===========



RESULTS OF OPERATIONS

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


1999 COMPARED TO 1998

     For the year ended December 31, 1999 the Company reported income before income taxes of $141,200 as compared to a loss before income taxes and the cumulative effect of a change in accounting of $1,307,800 for the year ended December 31, 1998. The 1998 loss was primarily attributable to three main factors: (i) in May of 1998 the Company's satellite provider pre-empted (due to the failure of one of the providers other satellites) all clients of the satellite on which the Company had leased two full-time transponders thereby, forcing the Company to find alternative transponder capacity in a tighter and more expensive marketplace (the loss in income from this disruption in satellite service was in excess of $350,000), (ii) operating losses of approximately $330,000 in connection with the start-up of the Company's prepaid telephone calling card business and (iii) a write-off of approximately $200,000 relating to certain equipment and other deferred costs no longer utilized in the operation of the business. Also, contributing to the 1998 losses were approximately $80,000 of legal and related acquisition costs incurred in connection with the Company's acquisition of certain businesses during 1998.


     Revenues
     --------

     The Company reported revenues of $9.5 million for the year ended December 31, 1999 as compared to $8.5 million for the year ended December 31, 1998. The increase in revenues was directly related to the Company's telephone calling card business, which was started in 1998 (approximately $0.4 million) and acquisitions made in 1998, which reported a full year of operations in 1999 versus a partial year in 1998 of (approximately $0.9 million). Revenue from the Company's core business activities decreased from $6.4 million in 1998 to $6.0 million in 1999.


     Cost of Operations
     ------------------

     Cost of operations amounted to $5.5 million for the year ended December 31, 1999 as compared to $5.6 million for the year ended December 31, 1998. Cost of operations remained flat on higher revenues primarily due to two factors; (i) higher satellite expense in 1998 of $0.5million primarily caused by the satellite failure discussed above and, (ii) lower costs of approximately $0.4 million related to the processing and transmission of the Company's prepaid telephone card activities.


     Selling, General and Administrative Expenses
     --------------------------------------------

     The Company reported selling, general and administrative expenses of $2.4 million for the year ended December 31, 1999 as compared to $2.8 million for the year ended December 31, 1998. The decrease is primarily attributable to the start-up of the telephone calling card business and selling, general and administrative expenses relating to acquisitions made during 1998 which weren't required in 1999. Also, included in selling, general and administrative expenses for 1998 is a provision of $75,000 relating to the cessation of the Company's wholesale prepaid calling card business as of December 31, 1998.



     Depreciation and Amortization
     -----------------------------

     Depreciation and amortization was approximately the same for 1999 and 1998.


     Interest Expense
     ----------------

     Interest expense was substantially the same for the years ended December 31, 1999 and 1998.


FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's primary business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 25% in 1999) from three racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


1998 COMPARED TO 1997

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1.4 million and current liabilities of $1.5 million as of December 31, 1999. Stockholder's equity at December 31, 1999 was $1.2 million compared to $1.1 million at December 31, 1998. The increase in stockholder's equity was due to the net income reported for the year ended December 31, 1999.

     At December 31, 1999, the Company had a credit facility with its principal lender consisting of term loans of $2.2 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.2 million was drawn down at December 31, 1999). The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels.

     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. During the first part of 1999 the Company's majority shareholder loaned the Company over $500,000 to cover this cash flow shortfall. The loan (which amounted to $300,000 at December 31, 1999) is subordinated to the outstanding bank debt and can not be paid without written consent from the bank.

     Net cash provided by operating activities was approximately $0.8 million and $0.3 million for the years ended December 31, 1999 and 1998, respectively. In 1998 cash provided by operating activities was the result of non-cash adjustments (primarily depreciation and amortization) which more than offset net losses for the period.

     Net cash used by investing activities was approximately $0.6 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. The decrease in cash used by investing activities in 1999 as compared to 1998 was primarily attributable to the use of funds for acquisitions made during 1998.

     Net cash used by financing activities in 1999 was approximately $0.4 million as compared to approximately $0.8 million provided by financing activities in 1998. The decrease in cash provided by financing activities from 1998 to 1999 was primarily due to increased borrowings utilized to connection with acquisitions made during 1998.


YEAR 2000 COMPLIANCE

     The Company has completed its Year 2000 conversions and readiness initiatives and did not experience any significant problems as a result of these changes. The Company does not anticipate any future business impacts related to Year 2000 issues. The Company incurred approximately $86,500, including approximately $65,500 of capital spending on Year 2000 changes and issues, all of which were incurred in 1999.


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

     PHS's report on the financial statements for 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. Their report contained an explanatory paragraph discussing doubt as to the Company's ability to continue as a going concern due to the lack of on-going operations and losses, which resulted in a stockholders' deficit. In January 1998, the Company completed a merger with Spector Entertainment Group, Inc. (reported on Form 8-K, dated January 6, 1998), an operating company.

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


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

                  Name          Age              Position
           -----------------   -----   -----------------------------------

           Edward M. Spector     65    Chief Executive Officer, President
                                       and Director

           Ilene H. Spector       58    Executive Vice President of
                                        Administration, Corporate
                                        Secretary, Treasurer and Director

           Harlyn C. Enholm       58    Executive Vice President, Chief
                                        Financial Officer and Director

           Eric M. Spector        35    Executive Vice President of
                                        Corporate Development, and Director

           Evan M. Spector        33    President Network Services Group
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


     Harlyn C. Enholm
     ----------------

     Executive Vice President, Chief Financial Officer, and Director. Mr. Enholm joined the Company in 1994 . From 1996 through 1998 he served as the Executive Vice President and Chief Financial Officer for Graff Pay-Per View, Inc. He rejoined the Company in 1999 and was elected a Director in August 1999.


     Eric M. Spector
     ---------------

     Executive Vice President Corporate Development, and Director. A graduate of Cornell University and the Boston University School of Law, Mr. Spector has served as a Director and Executive Vice President of the Company since 1991, and is also responsible for mergers, acquisitions, and contract negotiations.


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


Item 10.     Executive Compensation

     The following table sets forth for the fiscal years ended December 31, 1999, 1998, and 1997, compensation paid by the Company for services to the Chief Executive Officer and the other executive officers.

                                   SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------


                                                                        Long Term
                                    Annual Compensation                Compensation
                                  ----------------------------   ------------------------
                                                         Other       Secur-
          Name                                           Annual      ities       All other
           and                                           Compen-   Underlying    Compensa-
        Principal                              Salary    sation      Options/      tion (2)
        Position                      Year      ($)        ($)      SARs (#)         ($)
---------------------------------    ------   ---------  -------   ----------    ---------
Edward M. Spector, Chairman & CEO     1999     197,900     (1)      18,375 (3)     30,922
                                      1998     381,600     (1)     118,375 (3)     30,742
                                      1997     367,500     (1)                     30,742

Eric M. Spector, Executive VP         1999      62,300     (1)       6,563 (4)     11,525
                                      1998      60,000     (1)     136,563 (4)     11,455
                                      1997      60,000     (1)

Evan M. Spector, President Network
    Serv. Group                       1999     136,300     (1)       6,563 (5)      8,456
                                      1998     131,200     (1)     136,563 (5)      8,456
                                      1997     131,200     (1)

Ilene H. Spector, Executive VP
    Administration                    1999       5,000    (1)        6,500 (6)
                                      1998      90,000    (1)      106,500 (6)
                                      1997     130,000    (1)

Harlyn C. Enholm, Executive VP & CFO  1999     174,400    (1)       12,500 (7)
                                      1998      48,300    (1)      140,000 (7)

(1) Other annual compensation is less than 10% of such executive's salary and bonus compensation for the year.

(2)    Consists of premiums for life insurance.

(3) Mr. Edward Spector's securities underlying options for 1999 were 18,375 options granted on December 15, 1999 with an exercise price of $0.75 and for 1998 include: (i) 18,375 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 100,000 options granted on February 27, 1998 with an exercise price of $0.125.

(4) Mr. Eric Spector's securities underlying options for 1999 were 6,563 options granted on December 15, 1999 with an exercise price of $0.75 and for 1998 include: (i) 6,563 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 130,000 options granted on February 27, 1998 with an exercise price of $0.125.

(5) Mr. Evan Spector's securities underlying options for 1999 were 6,563 options granted on December 15, 1999 with an exercise price of $0.75 and for 1998 include: (i) 6,563 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 130,000 options granted on February 27, 1998 with an exercise price of $0.125.

(6) Mrs. Ilene Spector's securities underlying options for 1999 were 6,500 options granted on December 15, 1999 with an exercise price of $0.75 and for 1998 include: (i) 6,500 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 100,000 options granted on February 27, 1998 with an exercise price of $0.125.

(7) Mr. Enholm's securities underling options for 1999 were 12,500 options granted on December 15, 1999 with an exercise price of $0.75 and for 1998 include: (i) 10,000 options granted on December 30, 1998 with an exercise price of $1.50 and (ii) 130,000 options granted on February 27, 1998 with an exercise price of $0.125.


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

     The Plan is administered by the Board of Directors. A total of 807,484 options were outstanding as of December 31, 1999.

     The following table sets forth stock options that the Company granted to the named executive officers in 1999.


                                  OPTIONS/GRANTS IN LAST FISCAL YEAR
                                            Individual Grants
 --------------------------------------------------------------------------------------------
                             Number of
                              Share of          Total Options
                            Common Stock         Granted to        Exercise
                             Underlying           Employees         or Base
                          Options Granted       in Fiscal Year       Price       Expiration
       Name                     (#)                   (%)          ($/Share)         Date
---------------------    -----------------    ----------------    -----------    ----------
Edward M. Spector            18,375 (1)              17.6             0.75        12/15/05
Ilene H. Spector              6,500 (1)               6.2             0.75        12/15/05
Harlyn C. Enholm             12,500 (1)              12               0.75        12/15/05
Eric M. Spector               6,563 (1)               6.3             0.75        12/15/05
Evan M. Spector               6,563 (1)               6.3             0.75        12/15/05


(1)  All options will vest in three years following grant.




                          AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                                     AND YEAR END OPTION VALUES
---------------------------------------------------------------------------------------------------------------

                                                            Number of Securities     Value of Unexercised
                                                           Underlying Unexercised         In-the-Money
                                                              Options at FY-End           Options at FY-End (1)
                          Shares Acquired     Value       ------------------------     -------------------------
                            on Exercise      Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
        Name                     (#)            ($)                (#)                           ($)
----------------------      ------------    ----------    ------------------------     -------------------------
Edward M. Spector                None          None                29,594                         25,000
                                                                  107,156                         75,000
Ilene H. Spector                 None          None                26,625                         25,000
                                                                   86,375                         75,000
Harlyn C. Enholm                 None          None                35,000                         35,000
                                                                   17,500                         97,500
Eric M. Spector                  None          None                34,141                         35,000
                                                                  108,985                         97,500
Evan M. Spector                  None          None                34,141                         35,000
                                                                  108,985                         97,500

(1) Based on the last bid price of $1.125 on December 31, 1999.

</TABLE


Item 11.     Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at March 31, 2000.



                                        Shares
                                     Issuable upon
                                     Exercised of
                                        Options            Shares         Percentage
  Executive Officer, Directors           within          Beneficially      of   Shares
      and 5% Stockholders               60 Days             Owned          Outstanding (1)
--------------------------------     -------------      -------------      ---------------
Edward M. Spector                         54,594               (2)              54.9
Ilene H. Spector                          51,625               (2)              (3)
Harlyn C. Enholm                          67,500              67,500             1.3
Eric M. Spector                           66,641              880,291           17.4
Evan M. Spector                           66,641              876,641           17.3



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

(3)   Percentage included with Edward M. Spector.

     The business address for the individuals named above is c/o Trident Media Group, Inc., 6349 Palomar Oaks Court, Carlsbad, CA 92009.


Item 12.     Certain Relationships and Related Transactions


     Lending Relationship
     --------------------

     The majority shareholder loaned the Company $300,000 (net of $295,000 in repayments) during 1999. The outstanding balance of $300,000 as of December 31, 1999, is subordinated to the outstanding bank debt and can not be paid without the written consent of the bank.


     Leasehold Relationship
     ----------------------

     Trident leases 26,599 square feet of improved office and warehouse space for its headquarters in Carlsbad, California, from Margate Associates, a partnership owned by the majority shareholder. The lease is scheduled to expire on May 31, 2003, and currently provides for monthly lease payments of $23,400.


Item 13.     Exhibits and Reports on form 8-K

(a) Exhibits -

Exhibit
   No.                              Description
--------     ----------------------------------------------------------------

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

10.01 Industrial Lease between Margate Associates and Spector Entertainment Group, Inc. dated May 31, 1995.

10.02 Transponder Lease Agreement between Spector Entertainment Group, Inc. and Vista Satellite Communications dated December 28, 1999.

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

10.06 Lending Agreement between Trident Media Group, Inc. and Imperial Bank dated November 17, 1998.

10.07 Revolving Line of Credit between Trident Media Group, Inc. and Imperial Bank dated August 8, 1997.

10.08 Agreement for Purchase of Stock between Steinley's Photochart Systems, Inc., Oscar Steinley and Trident Media Group, Inc. dated April 1, 1998.

10.09 Purchase Agreement between Trident Media Group, Inc. and GoldenTel Prepaid, LLC dated June 2, 1998.

10.10 Stock Purchase Agreement between Trident Media Group, Inc., Cyrus Leland, Denys McCoy and On Track, Inc. effective June 24, 1998.

10.11        Stock Exchange and Purchase Agreement between USA
             Telecommunications, Inc. and Trident Prepaid, Inc. effective September 1, 1998.

10.12 Lending Agreement between Trident Media Group, Inc. and Wells Fargo Business Credit, Inc. dated December 10, 1999.

21.01        Subsidiaries of the Registrant.

27.00        Summary Financial Data Schedule.


(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1999.


                            SIGNATURES

     In accordance with Section 13 and 15(d) of Securities Exchange Act of 1934, Trident Media Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           TRIDENT MEDIA GROUP, INC.



Dated:     April 14, 2000            By:   /s/ Edward M. Spector
                                           -------------------------------
                                           Chief Executive Officer,
                                           President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trident Media Group, Inc., and in the capacities and on the dated indicated.



Dated:     April 14, 2000            By:   /s/ Ilene H. Spector
                                           -------------------------------
                                           Executive Vice President of
                                           Administration,  Corporate
                                           Secretary, Treasurer, and
                                           Director



Dated:     April 14, 2000            By:   /s/ Eric M. Spector
                                           -------------------------------
                                           Executive Vice President
                                           Corporate Development, and
                                           Director


Dated:     April 14, 2000            By:   /s/ Evan M. Spector
                                           -------------------------------
                                           President Network Services Group
                                           and Director


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

Dated:     April 14, 2000            By:   /s/Harlyn C. Enholm
                                           -------------------------------
                                           Executive Vice President, Chief
                                           Financial Officer and Director





                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE

                    TRIDENT MEDIA GROUP, INC. AND SUBSIDIARIES

                                                                  Page
                                                                 Numbers
                                                                 -------

Report of Independent Certified Public Accountants               F-1


Consolidated Balance Sheet at December 31, 1999                  F-2


Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998                                  F-3


Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1999 and 1998                            F-4


Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998                                  F-5


Notes to the Consolidated Financial Statements                   F-6 - F-15












                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Trident Media Group, Inc.


     We have audited the consolidated balance sheet of Trident Media Group, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trident Media Group, Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
----------------------
GRANT THORNTON LLP



Irvine, California
March 17, 2000, (except for Note 15,
as to which the date is March 27, 2000)


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                      December 31,
                                                                          1999
                                                                      -----------
ASSETS

Current assets:
     Cash and cash equivalents                                        $   346,400
     Accounts receivable, net of allowance for doubtful accounts
          of  $94,300                                                     499,600
     Prepaid expenses                                                     114,000
     Deferred taxes                                                       384,500
     Other current assets                                                  43,300
                                                                      -----------
               Total current assets                                     1,387,800

Property and equipment, net                                             3,536,700
Other assets                                                              231,200
                                                                      -----------
                                                                      $ 5,155,700
                                                                      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                         $   473,600
     Current portion of bank debt                                         945,400
     Other current liabilities                                             98,700
                                                                      -----------
               Total current liabilities                                1,517,700

Bank debt, less current portion                                         1,447,400
Payable to majority stockholder                                           300,000
Deferred taxes                                                            690,500
Other long-term liabilities                                                32,800
                                                                      -----------
               Total liabilities                                        3,988,400
                                                                      -----------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
          5,000,152 shares issued and outstanding                           5,000
     Paid in capital                                                       35,000
     Retained earnings                                                  1,127,300
                                                                      -----------
               Total stockholders' equity                               1,167,300
                                                                      -----------
                                                                      $ 5,155,700
                                                                      ===========


The accompanying notes are an integral part of these consolidated financial statements.


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended
                                                              ----------------------------
                                                              December 31,      December 31,
                                                                 1999              1998
                                                              -----------       -----------
Revenues                                                      $ 9,480,800       $ 8,538,900
                                                              -----------       -----------
Operating costs and expenses:

     Cost of operations                                         5,471,800         5,579,200
     Selling, general and administrative                        2,358,500         2,822,500
     Depreciation and amortization                              1,177,200         1,145,000
                                                              -----------       -----------
          Total operating costs and expenses                    9,007,500         9,546,700
                                                              -----------       -----------

          Income (loss) from operations                           473,300        (1,007,800)

Interest expense                                                  332,100           300,000
                                                              -----------       -----------

          Income (loss) before income taxes and
            cumulative effect of accounting change                141,200        (1,307,800)

Income tax provision (benefit)                                     76,000          (422,800)
                                                              -----------       -----------

          Income (loss) before cumulative effect
            of accounting change                                   65,200          (885,000)

Cumulative effect of accounting change, net of tax                      -           (43,700)
                                                              -----------       -----------

          Net income (loss)                                   $    65,200       $  (928,700)
                                                              ===========       ===========


Per share amounts
     Income (loss) before cumulative effect
          of accounting change            -  Basic            $      0.01       $     (0.18)
                                                              ===========       ===========

                                          -  Diluted          $      0.01       $     (0.18)
                                                              ===========       ===========

     Net income (loss) per share          -  Basic            $      0.01       $     (0.19)
                                                              ===========       ===========

                                          -  Diluted          $      0.01       $     (0.19)
                                                              ===========      ============


Weighted average number of shares outstanding
                                          -  Basic              5,000,152         4,856,316
                                                              ===========      ============

                                          -  Diluted            5,530,954         4,856,316
                                                              ===========      ============


The accompanying notes are an integral part of these consolidated financial statements.




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 1999 and 1998


                                                          Amounts
                                              Additional  Due from
                                  Common        Paid-In   Related      Retained
                                  Stock         Capital   Parties      Earnings       Total
                                 ---------    ----------  -------     ----------    ---------

Balance at December 31, 1997     $   12,300   $ 50,000   $ (2,300)    $2,008,500   $2,068,500

Merger with Spector Entertainment    (7,300)   (50,000)         -        (17,700)     (75,000)
     Group, Inc.

Payment of related party receivable       -          -      2,300              -        2,300

Issuance of warrants in connection        -     35,000          -              -       35,000
     with SEG merger

Net loss                                                               (928,700)     (928,700)
                                 ----------   --------   --------     ----------   ----------

Balance at December 31, 1998          5,000     35,000          -      1,062,100    1,102,100

Net Income                                                                65,200       65,200
                                 ----------   --------   --------     ----------   ----------

Balance at December 31, 1999     $    5,000   $ 35,000   $      -     $1,127,300   $1,167,300
                                 ==========   ========   ========     ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 1999 and 1998
<CAPTION >


                                                                       1999           1998
                                                                    -----------    ----------
Cash flows from operating activities:
     Net income (loss)                                               $   65,200    $ (928,700)

     Adjustments to reconcile net income (loss) to net cash
          provided by operating activities:
               Depreciation and amortization                          1,177,200     1,145,000
               Deferred income taxes                                     50,200      (449,900)
               (Gain) loss on disposal of property and equipment         25,400         7,800
               Cumulative effect of accounting change                         -        43,700
               Bad debt expense                                          22,700        80,700
               Expense relating to issuance of warrants                       -        35,000
               Increase (decrease) in cash resulting from changes in:
                    Accounts receivable                                 116,300         2,000
                    Prepaid expenses and other assets                    75,900       (40,000)
                    Accounts payable and accrued liabilities           (723,100)      357,600
                    Taxes payable                                       (13,300)        1,600
                                                                     ----------    ----------
                    Net cash provided by operating activities           796,500       254,800
                                                                     ----------    ----------

Cash flows from investing activities:
     Change in amounts due from related parties                          (1,400)      (43,200)
     Purchase of property and equipment                                (543,800)     (410,400)
     Purchase of Steinley's Photochart Systems, Inc.                    (22,200)     (272,000)
     Purchase of GoldenTel Prepaid, LLC.                                      -      (230,000)
     Purchase of On Track, Inc.(Net of $13,000 cash acquired)                 -      (126,600)
                                                                     ----------    ----------
                    Net cash used by investing activities              (567,400)   (1,082,200)
                                                                     ----------    ----------

Cash flows from financing activities:
     Advances from majority stockholder                                 300,000             -
     Debenture payment to former stockholder                            (75,000)            -
     Borrowings from revolving credit agreement                         227,800             -
     Principal payments of bank debt                                 (3,067,500)     (628,600)
     Proceeds from bank borrowings                                    2,165,000     1,443,300
     Principal payments on capital leases                                 2,800)       (9,900)
     Other                                                               35,000       (28,700)
                                                                     ----------    ----------
                  Net cash (used) provided by financing activities     (417,500)      776,100
                                                                     ----------    ----------

                  Net decrease in cash and cash equivalents            (188,400)      (51,300)

Cash and cash equivalents at beginning of year                          534,800       586,100
                                                                     ----------    ----------
Cash and cash equivalents at end of year                             $  346,400    $  534,800
                                                                    ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.




                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------


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


2.   THE COMPANY:

     Trident, a Nevada corporation, through its wholly-owned subsidiaries, provides services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industries throughout North America and provides telecommunications products and services through the sale of prepaid phone cards.


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


     Steinley's Photochart Systems, Inc.
     ----------------------------------

     On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000 ($250,000 in cash and the remainder to be paid in monthly installments in connection with a consulting and non-compete agreement with one of the former owners). As of December 31, 1999, the liability for the remaining monthly installments was $45,000. In addition, the former owners of Steinley's can earn an additional $250,000 based on achieving certain revenue and earnings targets over the next two years (as of April 1, 1999, $64,200 had been earned under this provision).
Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry.



     GoldenTel Prepaid, LLC.
     -----------------------

     On June 2, 1998, the Company acquired 100% of the issued and outstanding membership units of GoldenTel Prepaid, LLC. ("GoldenTel") for $200,000 in cash and an earn-out of an additional $30,000 if certain revenue objectives are achieved for the two months commencing June 2, 1998. These revenue objectives were met and the earn-out payment was paid on September 2, 1998. GoldenTel (which changed its name to Trident Prepaid, Inc.) markets and sells prepaid telephone calling cards primarily through electronic dispensing machines in the State of Nevada


     On Track, Inc.
     --------------

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


     Trident Telecard, Inc.
     ----------------------

     In September 1998, the Company acquired certain assets from an unrelated third party and formed a new company, Trident Telecard, Inc. ("Telecard"). Telecard's purpose was to develop and distribute through a network of wholesalers prepaid telephone calling cards. In December 1998, the Company determined that certain assumptions in the business plan for this entity were no longer valid. Accordingly, all operations were discontinued and a reserve to provide for the shut down of operations of $75,000 was recorded as of December 31, 1998.


     Supplemental Proforma Results of Operations
     -------------------------------------------

     The following proforma information presents the consolidated results of operations for the year ended December 31, 1998, as if the above noted purchases had occurred at the beginning of the period and does not purport to be indicative of what would have occurred had the acquisitions actually been made as of such date or of results which may occur in the future.

                                           1998
                                        ----------
     [S]                                [C]
     Revenue                            $9,500,000
     Income (loss) from operations      (1,175,000)
     Net Income (loss)                  (1,200,000)

     Income (loss) per share                 (0.25)


4.   SIGNIFICANT ACCOUNTING POLICIES:



     Consolidation
     -------------

     The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.


     Revenue Recognition
     -------------------

     Revenue from broadcasting and production activities is recognized at the time services are performed by the Company. Most of the Company's revenue is generated under multi-year contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these noncancelable contracts for the term of the contract. As of December 31, 1999, contractual revenue for the future periods under these agreements amounted to approximately $11,600,000.

     Revenue from prepaid phone card activities is recognized at the time of sale.


     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the financial statements approximated fair value because of the short maturity of these items. The carrying amount of the Company's long-term debt at December 31, 1999, approximated fair value because the interest rate is adjusted frequently based on market conditions.


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

     The Company's customers are not concentrated in any specific geographic region. During fiscal year 1999, three customers accounted for 25% of total revenues. During fiscal year 1998, four customers accounted for 32% of total revenues. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.


     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


     Reclassifications
     -----------------

     Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.


5.   EARNINGS PER SHARE:

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Options and warrants to purchase common stock of 807,484 and 100,000, respectively, are outstanding at December 31, 1999.

     The following table represents the required disclosure of the basic and diluted earnings per share computation for the twelve months ended December 31, 1999 and 1998.







                                              Twelve months ended December 31,
                          --------------------------------------------------------------------
                                       1999                              1998
                        ----------------------------------  ----------------------------------
                           Income      Shares    Per Share   Income      Shares     Per Share
                        (Numerator) (Denominator)  Amount (Numerator) (Denominator)   Amount
                         ---------   ---------   ------   ----------    ---------   -------
Basic EPS

Net Income (loss)        $  65,200   5,000,152   $ 0.01   $ (928,700)   4,856,316   $ (0.19)
                                                 ======                             =======
Effect of Dilutive
   Securities

Securities Assumed
  Converted
   Options                            590,000
   Warrants                           100,000                                 -

Less Securities Assumed
   Repurchased                       (159,198)
                         ---------   ---------   ------   ----------    ---------   -------
Diluted EPS              $  65,200   5,530,954   $ 0.01   $ (928,700)   4,856,316   $ (0.19)
                         =========   =========   ======   ==========    =========   =======


     For 1999 and 1998, options and warrants to purchase a total of 217,000 and 815,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive.


6.   CHANGE IN ACCOUNTING:

     The Company historically capitalized certain contract start-up costs, primarily equipment installation costs, on its long-term television production and management services contracts and amortized such costs over the life of the related contract.

     Statement of Position 98-5 ("SOP 98-5") issued by the AICPA Accounting Standards Executive Committee on April 3, 1998, requires all costs of start-up activities (as defined by SOP 98-5) to be expensed as incurred. The company elected early adoption of SOP 98-5 (which is effective for financial statements beginning after December 15, 1998) and accordingly wrote off as a Change in Accounting start-up costs (as described above) of $46,100 and organization costs associated with the merger between Trident Media Group and SEG of $18,300.



7.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 1999, consists of the following:

     Operating equipment                                $ 9,439,400
     Electronic dispensing equipment                        292,100
     Building and leasehold improvements                    280,500
     Office furniture and equipment                         475,100
     Automobiles                                            192,900
                                                        -----------
                                                         10,680,000
     Less accumulated depreciation and amortization      (7,143,300)
                                                        -----------

                                                        $ 3,536,700
                                                        ===========



8.   BANK DEBT:
     Bank debt at December 31, 1999, consists of the following:

     Bank note payable bearing interest at bank's
     prime rate plus 1.5% (8.5% at December 31,
     1999).  Principal  payments of $23,300 plus
     interest  due monthly.  Balance due
     December 31, 2002.                                 $1,400,000

     Bank note payable bearing interest at bank's
     prime rate plus 2.5%  (8.5% at December 31,
     1999).  Interest only through April 2000.
     Principal payments of $54,700 plus interest
     due monthly  May 2000 through June 2001               765,000

     Bank revolving note of up to $1,000,000 bearing
     interest at Bank's prime rate plus 1.5%
     (8.5% at December 31, 1999).  Interest  Payments
     due monthly.                                          227,800
                                                        ----------
                                                         2,392,800
     Less current portion                                  945,400
                                                        ----------
                                                        $1,447,400
                                                        ----------

     Bank debt is collateralized by all of the Company's assets and is personally guaranteed (up to $1,500,000) by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels.

     The annual principal payments for the term notes described above for years ending December 31, are as follows:

               2000          $716,600
               2001           936,000
               2002           512,400
                           ----------
                           $2,165,000
                           ----------


9.   INCOME TAXES:

     The provision (benefit) for income taxes, excluding $20,700 related to an accounting change in 1998, consists of the following:



                                                      Year Ended December 31,
                                                    ------------------------
                                                       1999           1998
                                                    ----------      ----------
   Current:
     Federal                                        $        -      $        -
     State                                              13,000          27,100
                                                    ----------      ----------
     Total Current                                      13,000          27,100

Deferred:
     Federal                                            18,700        (504,000)
     State                                              44,300          54,100
                                                    ----------      ----------
     Total Deferred                                     63,000        (449,900)
                                                    ----------      ----------

Provision (benefit) for income taxes                $   76,000      $ (422,800)
                                                    ==========      ==========



Temporary differences consist of the following:

                                                 As of December 31,
                                                        1999
                                                 ------------------
Deferred tax assets:
     Net operating loss                             $  223,000
     Other                                             161,500
                                                    ----------
     Total current deferred tax assets                 384,500
                                                    ----------

Deferred tax liabilities:
     Depreciation                                     (690,500)
     Other                                                   -
                                                    ----------
     Total deferred tax liabilities                   (690,500)
                                                    ----------

     Total net deferred tax liabilities             $ (306,000)
                                                    ==========


     Income tax provision (benefit) varies from statutory federal rate primarily due to state income taxes and non-deductible expenses.

     As of December 31, 1999, the Company has net operating losses of approximately $613,000, which begin to expire on December 31, 2010.


10.   SUPPLEMENTAL DISCLOSURES TO STATEMENT OF CASH FLOWS:

     Cash paid for interest was approximately $333,600 and $275,200 during fiscal years 1999 and 1998, respectively. Cash paid for income taxes was $36,500 and $32,800 during fiscal years 1999 and 1998, respectively.


11.  WARRANTS AND OPTIONS:

     Warrants
     --------

     In connection with the acquisition of SEG, the Company issued warrants to purchase 80,000 shares of common stock to a former officer of the Company and warrants to purchase 20,000 shares of common stock to the Company's legal counsel. On December 30, 1998, the exercise price of the warrants was set at $0.95 per share. The warrants are exercisable for a period of two years from December 30, 1998.


     Options
     -------

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


                                                1999         1998
                                              --------     ---------
     Net Income             As reported       $ 65,200     $(928,700)
                            Proforma          $ 52,000     $(931,650)

     Basic income (loss)
        per share           As reported       $   0.01     $  ( 0.19)
                            Proforma          $   0.01     $   (0.19)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero percent; expected volatility of zero percent; risk-free interest rate of 5.5 percent; and expected lives of 6 years.

     A summary of the status of the Company's fixed stock option plan as of December 31, 1999, and changes during the year ending on that date is presented below.

                                                   Weighted        Weighted
                                                   Average         Average
                                    Shares     Exercise Price    Fair Value
                                    -------    --------------    ----------
Outstanding at beginning of year    715,000      $    0.37       $    0.08
Granted                             109,321           0.78            0.20
Forfeited                           (16,837)          1.50            0.31
                                    -------      ---------       ---------

Outstanding at end of year          807,484      $    0.40       $    0.09
                                    =======      =========       =========

Options exercisable at
  December 31, 1999                 174,781      $    0.34       $    0.07
                                    =======      =========       =========


     The following table summarizes information concerning options outstanding at December 31, 1999:


                                          Weighted
                                      Average Remaining         Weighted
     Exercise            Number          Contractual             Average
      Prices          Outstanding        Life (years)        Exercise Price
     --------         -----------     -----------------      --------------
     $  0.125             590,000            4.20              $    0.125
        1.50              113,163            5.00                   1.50
        0.75              104,321            6.00                   0.75
                         --------
                          807,484
                         ========


12.  TRANSACTION WITH RELATED PARTIES AND COMMITMENTS:

     Leases
     ------

     The Company leases office space from Margate Associates, a general partnership wholly-owned by the majority stockholder of the Company. The lease which expires May 31, 2003, currently provides for monthly payments of $23,400. The total office rent expense for the years ended December 31, 1999 and 1998 was $280,800, and was paid to Margate Associates.

     Future payments under the office lease are as follows:

              Year ending December 31,
              ------------------------
                         2000                 $280,800
                         2001                  280,800
                         2002                  280,800
                      Thereafter               117,700
                                              --------
                                              $960,100
                                              ========


     Payable to majority stockholder
     -------------------------------

     During the year ended December 31, 1999, the Company's majority stockholder advanced $300,000 (net of $295,000 in repayments) toward funding the Company's operations. The outstanding balance of $300,000 is non-interest bearing and as of December 31, 1999 is subordinated to the outstanding bank debt and can not be paid without written consent of the bank.


13.  COMMITMENTS AND CONTINGENCIES:


     Satellite Transponder Lease
     ---------------------------

     The Company leases certain satellite transponder capacity under an operating lease through June 30, 2001. Future minimum payments under this lease are as follows:

                 Year ending December 31,
                 ------------------------
                           2000                  $1,200,000
                           2001                     300,000
                                                 ----------
                                                 $1,500,000
                                                 ==========

     Total satellite expense, including lease payments and transponder time purchased on the open market, was $1,714,000 and $2,202,000 for the years ended December 31, 1999 and 1998, respectively.


14.  DISCLOSURE OF SEGMENT INFORMATION:

     The Company has the following two reportable segments: Network Services Group and Telecommunications Services Group (which was commenced during the year ended December 31, 1998). Network Services Group provides simulcasting, television production, advertising and related services primarily to racetracks, casinos and off-track betting locations. The Telecommunications Services Group offers long distance phone services primarily through the sale to consumers of enhanced prepaid phone cards distributed through company owned electronic dispensing units and retail sales.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross profit level. Selling, general and administrative expenses (including, corporate functions, recruiting and marketing) are managed at the corporate level separately from the segments.

     The following information about the segments is for the years ended December 31, 1999 and 1998 (000's).


                                        Years Ended December 31,
                    ---------------------------------------------------------------
                               1999                              1998
                    ----------------------------     ------------------------------
                    Network    Telecommu-              Network     Telecommu-
                    Services    nication               Services     nication
                      Group     Services    Total      Group       Services     Total
                     -------   ---------   -------     --------    ---------   --------
Revenues             $ 8,071   $ 1,410     $ 9,481      $ 7,470    $   1,069   $ 8,539
Cost of Operations     4,699       773       5,472        4,644          935     5,579
Depreciation and
  Amortization         1,099        78       1,177        1,109           36     1,145
                     -------   ---------   -------     --------    ---------   -------
Gross Profit         $ 2,273   $   559       2,832     $  1,717    $      98     1,815
                     =======   =======                 ========    =========


Selling, General &
  Administrative                             2,359                               2,823
                                           -------                             -------
Income (loss) from
   Operations                              $   473                             $(1,008)
                                           =======                             =======

Identifiable Assets  $ 5,010   $   416     $ 5,426      $ 5,985    $     499   $ 6,484
                     =======   =======     =======      =======    =========   =======




15.  SUBSEQUENT EVENT:

     On March 27, 2000, the Company entered into a Letter of Intent with a major customer to sell certain assets and to assign to the customer all television production contracts between the Company and the customer. The agreement calls for a cash purchase price of $1.6 million and is expected
to close by the end of April 2000.   The majority of the proceeds will be
used to pay down or retire the Company's bank debt.