Form 10QSB
period 2000-03-31
TRIDENT MEDIA GROUP INC
filed 2000-05-22
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2000

OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
           15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________  to  ___________________


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


     Number of shares outstanding of Issuer's Common Stock as of April 30, 2000: 5,000,152


                                    PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                  MARCH 31,
                                                                    2000
                                                                -----------
ASSETS

Current assets:
   Cash and cash equivalents                                   $   200,700
   Accounts receivable, net of allowance
      for doubtful accounts Of  $65,700                            350,000
   Deferred taxes                                                  384,500
   Other current assets                                            381,200
                                                               -----------
               Total current assets                              1,316,400

Property and equipment, net                                      3,404,700
Other assets                                                       241,400
                                                               -----------
                                                               $ 4,962,500
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                    $   720,900
   Current portion of bank debt                                  1,161,100
   Other current liabilities                                        71,800
                                                               -----------
               Total current liabilities                         1,953,800

Bank debt, less current portion                                  1,213,300
Payable to majority stockholder                                    300,000
Deferred taxes                                                     690,500
Other long-term liabilities                                         19,500
                                                               -----------
               Total liabilities                                 4,177,100
                                                               -----------

Stockholders' equity:
   Common stock, $.001 par value,
      100,000,000 shares authorized,
      5,000,152 shares issued and outstanding                        5,000
   Paid in capital                                                  35,000
   Retained earnings                                               745,400
                                                               -----------
               Total stockholders' equity                          785,400
                                                               -----------
                                                               $ 4,962,500
                                                               ===========



TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                   Three Months Ended
                                                              ---------------------------
                                                                March 31,      March 31,
                                                                  2000           1999
                                                              ----------      ----------


Revenues                                                     $ 1,336,800     $ 1,354,300
                                                             -----------     -----------
Operating costs and expenses:

     Cost of operations                                          900,100       1,142,600
     Selling, general and administrative                         650,800         612,800
     Depreciation and amortization                               290,600         307,500
                                                              ----------      ----------
               Total operating costs and expenses              1,841,500       2,062,900
                                                              ----------      ----------

               (Loss) from operations                           (504,700)       (708,600)

Interest expense                                                  83,300          71,600
                                                              ----------      ----------

               (Loss) before taxes                              (588,000)       (780,200)

Income tax benefit                                               206,100         280,000
                                                              ----------      ----------

Net (loss)                                                   $  (381,900)    $  (500,200)
                                                             ===========      ==========


Net (loss) per share = Basic                                 $     (0.08)    $     (0.10)
                                                             ===========      ==========

                     = Diluted                               $     (0.08)    $     (0.10)
                                                             ===========      ==========


Weighted average number of shares outstanding                  5,000,152       5,000,152
                                                             ===========      ==========



TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)

                                                                          Three Months Ended
                                                                       -------------------------

                                                                          March 31,     March 31,
                                                                            2000          1999
                                                                        ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                  $ (381,900)    $ (500,200)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                    290,600        307,500
          (Gain) loss on disposal of property and equipment                 (6,300)             -
          Increase (decrease) in cash resulting from changes in:
               Accounts receivable                                         149,700        290,000
               Prepaid expenses and other assets                          (239,600)      (210,200)
               Accounts payable and accrued liabilities                    223,200       (264,000)
               Taxes payable                                                (6,600)       (20,500)
                                                                        ----------     ----------

                    Net cash (used) provided by operating activities        29,100       (397,400)
                                                                        ----------     ----------

Cash flows from investing activities:
     Change in amounts due from related parties                             (5,500)       (14,600)
     Purchase of property and equipment                                   (141,500)      (156,900)
                                                                        ----------     ----------

                    Net cash used by investing activities                 (147,000)      (171,500)
                                                                        ----------     ----------

Cash flows from financing activities:
     Advances from majority stockholder                                          -        320,000
     Debenture payment to former stockholder                                     -        (75,000)
     Borrowing from revolving credit agreement, net                         51,600              -
     Principal payments on bank debt                                       (70,000)        (6,300)
     Other                                     (                             9,500)         7,800
                                                                        ----------     ----------

                    Net cash (used) provided by financing activities       (27,900)       246,500
                                                                        ----------     ----------

                    Net decrease in cash and cash equivalents             (145,800)      (322,400)

Cash and cash equivalents at beginning of period                           346,400        534,800
                                                                        ----------     ----------


Cash and cash equivalents at end of period                              $  200,600     $  212,400
                                                                        ==========     ==========




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(Unaudited)
===============================================================================

1.   THE COMPANY

     Trident Media Group, Inc. ("Trident" or the "Company"), a Nevada Corporation, through its wholly-owned subsidiaries, provides services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industries, throughout North America and provides telecommunications products and services through the sale of prepaid phone cards.


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of March 31, 2000, and the consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. All significant intercompany transactions have been eliminated.


3.   INTERIM FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations included herein are not necessarily indicative of the operating results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10=KSB for the year ended December 31, 1999.


4.   LOSS PER SHARE

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding for the periods ended March 31, 2000 and March 31, 1999. Options and warrants to purchase common stock of 804,561 and 100,000, respectively, are outstanding at March 31, 2000, but were not included in the computation of diluted loss per share, because their effect was antidilutive.


5.   DISCLOSURE OF SEGMENT INFORMATION

     The Company has the following two reportable segments: Network Services Group and Telecommunications Services. Network Services Group provides simulcasting, television production, advertising and related services primarily to racetracks, casinos and off-track betting locations. The Telecommunications Services Group offers long distance phone services primarily through the sale to consumers of enhanced prepaid phone cards distributed through company owned electronic dispensing units and retail sales.

     The Company manages segment reporting at a gross profit level. Selling, general and administrative expenses (including, corporate functions, recruiting and marketing) are managed at the corporate level separately from the segments.


     The following information about the segments is for three month periods ended March 31, 2000 and 1999 (000's).



                                         Three Months Ended March 31,
                      =====================================================================
                                  2000                                1999
                      =============================      ===================================
                      Network    Telecommu-               Network     Telecommu-
                      Services    nication                Services     nication
                        Group     Services    Total        Group       Services      Total
                      ========    ========   ========     ========     =========    ========
Revenues              $ 1,003     $   334    $ 1,337      $ 1,089      $   265      $ 1,354
Cost of Operations        714         186        900          969          174        1,143
Depreciation and
  Amortization            271          20        291          288           19          307
                      =======     =======    =======      =======      =======      =======

Gross Profit          $    18     $   128        146      $  (168)     $    72          (96)
                      =======     =======                 =======      =======

Selling, General &
  Administrative                                 651                                    613
                                             =======                                =======

Loss from Operations                         $  (505)                               $  (709)
                                             =======                                =======


Identifiable Assets   $ 4,634     $    329   $ 4,963      $ 5,581      $   365      $ 5,946
                      =======     ========   =======       ======      =======      =======




6.  SUBSEQUENT EVENT

     On May 7, 2000, the Company consummated an agreement with a major customer to sell certain assets and to assign to the customer all television production contracts between the Company and the customer for a cash purchase price of $1.6 million. The majority of the proceeds were used to pay down the Company's bank debt.



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


RESULTS OF OPERATIONS
=====================


     For the three months ended March 31, 2000, the Company reported a net loss of $381,900 as compared to a net loss of $500,200 for the same period of 1999. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months. The Company achieved improved results in the first quarter of 2000, as compared to the first quarter of 1999, on essentially the same revenues primarily due to lower satellite expense in 2000. In the first three months of 2000, satellite time was purchased on the open market whereas in the first three months of 1999, the Company operated under a contract for a full time transponder at a fixed cost.


Revenues
========

    The Company reported revenues of approximately $1.3 million for the three months ended March 31, 2000, as well as for the three months ended March 31, 1999. An increase in revenues from the Company's telephone operations (of approximately $0.1 million) was offset by a decrease in revenue from transponder sales due to the Company's decision to no longer lease a full time transponder for its broadcast activities.


Cost of Operations
==================

     Cost of operations amounted to $0.9 million for the three months ended March 31, 2000, as compared to $1.1 million for the three months ended March 31, 1999. The decrease from 1999 to 2000 primarily relates to a decrease in satellite expense of approximately $0.3 million incurred by the Company's core racing business activities as discussed above.


Selling, General and Administrative Expenses
============================================

    The Company reported selling, general and administrative expenses of approximately $0.6 million for both the three months ended March 31, 2000 and three months ended March 31, 1999.


Depreciation and Amortization
=============================

     Depreciation and amortization for the three months ended March 31, 2000 was approximately the same as the comparable period of the prior year.


Interest Expense
================

    Interest expense increased slightly from 1999 to 2000 primarily as a result of new financing arrangements set up at the end of the year ended December 31, 1999.


FACTORS THAT MAY AFFECT FUTURE RESULTS
======================================


     The Company's primary business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 25% in fiscal year 1999) from three racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.



LIQUIDITY AND CAPITAL RESOURCES
===============================


     The Company had current assets of $1.3 million and current liabilities of $1.9 million as of March 31, 2000. Stockholders' equity decreased from $1.2 million at December 31, 1999 to $0.8 million at March 31, 2000, due to the net loss reported for the three months ended March 31, 2000.


     At March 31, 2000, the Company had a credit facility with its principal lender consisting of term loans of $2.1 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.3 million was drawn down at March 31, 2000). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.


     During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. As of March 31, 2000, the Company's owed $300,000 to its majority stockholder. This loan is subordinated to the outstanding bank debt and can not be paid without written consent from the bank.


YEAR 2000 COMPLIANCE
====================


     The Company has completed its Year 2000 conversions and readiness initiatives and did not experience any significant problems as a result of these changes. The Company does not anticipate any future business impacts related to Year 2000 issues. The Company incurred approximately $86,500, including approximately $65,500 of capital spending on Year 2000 changes and issues, all of which were incurred in calendar year 1999.




                           PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS

     On September 28, 1999, Spector Entertainment Group, Inc. (a wholly owned subsidiary of Trident) filed an action in the U.S. District Court of southern California against Florida Gaming, Inc. alleging a breach of contract on a service agreement. The suit seeks unspecified damages and equitable relief. Management believes that sufficient evidence exists to prevail in its claim.


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8K

     (a)     Exhibits -

             Exhibit 27.00 -  Financial Data Schedule


     (b)     Reports on Form 8-K - None



                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             TRIDENT MEDIA GROUP, INC.



Dated:     May 22, 2000                      By:  /s/Harlyn C. Enholm
                                                  Executive Vice President and
                                                  Chief Financial Officer