Form 10QSB
period 2000-06-30
TRIDENT MEDIA GROUP INC
filed 2000-08-14
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2000

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


     Number of shares outstanding of Issuer's Common Stock as of July 31, 2000:
20,000,608


                                    PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                                    June 30,
                                                                      2000
                                                                  -----------
ASSETS

Current assets:
   Cash and cash equivalents                                     $   226,000
   Accounts receivable, net of allowance
          for doubtful accounts of  $51,200                          739,900
     Deferred taxes                                                  384,500
     Prepaid expenses and other current assets                       217,500
                                                                  ----------
               Total current assets                                1,567,900

Property and equipment, net                                        2,530,200
Other assets                                                         304,800
                                                                   ---------
                                                                 $ 4,402,900
                                                                 ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                    $   743,700
     Current portion of bank debt                                    655,000
     Deferred income                                                  70,000
     Other current liabilities                                       175,400
                                                                 -----------
               Total current liabilities                           1,644,100

Bank debt, less current portion                                      540,000
Payable to majority stockholder                                      300,000
Deferred taxes                                                       690,500
Other liabilities                                                     14,600
                                                                  ----------
               Total liabilities                                   3,189,200
                                                                  ----------

Stockholders' equity:
     Common stock, $.001 par value,
        100,000,000 shares authorized,
        20,000,608 shares issued and outstanding                      20,000
     Paid in capital                                                  35,000
     Retained earnings                                             1,158,700
                                                                  ----------
               Total stockholders' equity                          1,213,700
                                                                  ----------
                                                                 $ 4,402,900
                                                                 ===========





TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

                                             Three Months Ended           Six Months Ended
                                            June 30,     June 30,      June 30,      June 30,
                                              2000         1999          2000         1999
                                           ----------   ----------    ----------   ----------
Revenues                                   $2,294,200   $2,901,100    $3,631,000   $4,255,400
                                           ----------   ----------    ----------   ----------

Operating costs and expenses:

     Cost of operations                     1,416,100    1,513,900     2,316,200    2,656,500
     Selling, general and administrative      579,700      586,100     1,230,500    1,198,900
     Depreciation and amortization            286,200      307,800       576,800      615,300
                                           ----------   ----------    ----------   ----------
       Total operating costs and expenses   2,282,000    2,407,800     4,123,500    4,470,700
                                           ----------   ----------    ----------   ----------

       Income (loss) from operations           12,200      493,300      (492,500)    (215,300)

Gain on sale of assets                        712,400            -       712,400            -
Interest expense                               65,200       85,100       148,500      156,700
                                           ----------   ----------    ----------   ----------
       Income (loss) before taxes             659,400      408,200        71,400     (372,000)

Income tax expense (benefit)                  231,100      146,600        25,000     (133,400)
                                           ----------   ----------    ----------   ----------

Net income (loss)                          $  428,300   $  261,600    $   46,400   $ (238,600)
                                           ==========   ==========    ==========   ==========

Net income (loss) per share - Basic        $     0.02   $     0.01     $    0.00   $    (0.01)
                                           ==========   ==========    ==========   ==========
                            - Diluted      $     0.02   $     0.01     $    0.00   $    (0.01)
                                           ==========   ==========    ==========   ==========

Weighted average number of shares
    outstanding
                            - Basic        20,000,608   20,000,608    20,000,608   20,000,608
                                           ==========   ==========    ==========   ==========

                            - Diluted      22,101,479   22,123,816    22,134,559   20,000,608
                                           ==========   ==========    ==========   ==========


TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)


                                             Three Months Ended           Six Months Ended
                                             June 30,   June 30,      June 30,      June 30,
                                               2000       1999          2000          1999
                                           ----------   ----------    ----------   ----------

Cash flows from operating activities:
  Net income (loss)                        $  428,300   $  261,600    $   46,400   $ (238,600)

  Adjustments to reconcile net income
   to net cash
       provided by operating activities:
          Depreciation and amortization       286,200      307,800       576,800      615,300
          (Gain) loss on sale of assets      (712,400)           -      (718,700)           -
          Increase (decrease) in cash
               resulting changes in:
               Accounts receivable           (389,900)    (545,100)     (240,200)    (255,100)
               Prepaid expenses and
                 other assets                 147,900      151,200       (91,700)     (59,000)
               Accounts payable and
                 accrued liabilities          173,500      195,900       396,700      (68,100)
               Taxes payable                   25,300            -        18,700      (20,500)
                                           ----------   ----------    ----------   ----------

          Net cash provided (used)
              by operating activities         (41,100)     371,400       (12,000)     (26,000)
                                           ----------   ----------    ----------   ----------

Cash flows from investing activities:
     Change in amounts due
        from related parties                    3,200       (1,300)       (2,300)     (15,900)
     Purchase of Steinley's Photochart,
        Systems, Inc.                         (91,200)           -       (91,200)           -
     Proceeds from sale of assets           1,600,000            -     1,600,000            -
     Purchase of property and equipment      (256,600)    (298,400)     (398,100)    (455,300)
                                           ----------   ----------    ----------   ----------
          Net cash provided (used)
               by investing activities      1,255,400     (299,700)    1,108,400     (471,200)
                                           ----------   ----------    ----------   ----------

Cash flows from financing activities:
     Advances from majority shareholder             -      240,000             -      560,000
     Debenture payment to former shareholder        -            -             -      (75,000)
     Borrowings from revolving
          credit agreement, net                95,800            -       147,400            -
     Principal payments on bank debt       (1,275,000)    (137,000)   (1,345,000)    (143,300)
     Other                                     (9,700)      (3,800)      (19,200)       4,000
                                           ----------   ----------    ----------   ----------
          Net cash provided (used)
              by financing activities      (1,188,900)      99,200    (1,216,800)     345,700
                                           ----------   ----------    ----------   ----------

          Net increase (decrease) in
              cash and cash equivalents        25,400      170,900      (120,400)    (151,500)

Cash and cash equivalents at
  beginning of period                         200,600      212,400       346,400      534,800
                                           ----------   ----------    ----------   ----------
Cash and cash equivalents at
  end of period                           $   226,000   $  383,300    $  226,000   $  383,300
                                           ==========   ==========    ==========   ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(Unaudited)
===============================================================================

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


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of June 30, 2000, and the consolidated results of operations and cash flows for the six and three months ended June 30, 2000 and 1999. All significant intercompany transactions have been eliminated.


3.   INTERIM FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations included herein are not necessarily indicative of the operating results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.


4.   EARNINGS PER SHARE

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding for the periods ended June 30, 2000, and June 30, 1999. Options and warrants to purchase common stock of 792,542 and 100,000, respectively, are outstanding at June 30, 2000.

     The following tables represent the required disclosure of the basic and diluted earnings per share computation for the six and three months ended June 30, 2000 and 1999.


                                              Six months ended June 30,
                          ----------------------------------------------------------------------
                                         2000                              1999
                          ----------------------------------  ----------------------------------
                             Income      Shares    Per Share   Income      Shares     Per Share
                          (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount
                           ---------   ---------    -------   ----------   ----------   -------
Basic EPS

Net Income (loss)          $  46,400   20,000,608    $ 0.00   $ (238,600)   20,000,608   $ (0.01)
                                                     ======                              =======

Effect of Dilutive
   Securities

Securities Assumed
  Converted
     Options                            2,746,084                                  -
     Warrants                             400,000                                  -

Less Securities Assumed
   Repurchased                         (1,012,133)                                 -
                           ---------   ----------   ------    ----------   ----------   -------
Diluted EPS                $  46,400   22,134,559   $ 0.00    $ (238,600)  20,000,608   $ (0.01)
                           =========   ==========   ======    ==========   ==========   =======

                                              Three months ended June 30,
                          ----------------------------------------------------------------------
                                         2000                              1999
                          ----------------------------------  ----------------------------------
                             Income      Shares    Per Share   Income      Shares     Per Share
                          (Numerator) (Denominator)  Amount  (Numerator) (Denominator)   Amount
                           ---------   ---------    -------   ----------   ----------   -------
Basic EPS

Net Income (loss)          $ 428,300   20,000,608   $ 0.02   $ 261,600     20,000,608   $  0.01
                                                    ======                              =======

Effect of Dilutive
  Securities

Securities Assumed
  Converted
     Options                            2,746,084                           2,360,000
     Warrants                                   -                             400,000

Less Securities Assumed
   Repurchased                           (645,213)                           (636,792)
                           ---------   ----------   ------    ----------   ----------   -------
Diluted EPS                $ 428,300   22,101,479   $ 0.02    $  261,600   22,123,816   $  0.01
                           =========   ==========   ======    ==========   ==========   =======






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

     The following information about the segments is for six and three month periods ended June 30, 2000 and 1999 (000's).


                                     Six Months Ended June 30,
                    ---------------------------------------------------------------
                               2000                              1999
                    ----------------------------     ------------------------------
                    Network   Telecommu-             Network    Telecommu-
                    Services   nication              Services    nication
                      Group    Services   Total      Group       Services   Total
                     -------   --------  -------     --------   ---------  --------
Revenues             $ 2,858   $   773   $ 3,631      $ 3,650   $   605    $ 4,255
Cost of Operations     1,796       520     2,316        2,262       394      2,656
Depreciation and
  Amortization           532        45       577          576        39        615
                     -------   --------  -------     --------   -------    -------
Gross Profit         $   530   $    208      738     $    812   $   172        984
                     =======   ========              ========   =======
Selling, General &
  Administrative                           1,230                             1,199
                                         -------                           -------

Income (loss) from Operations            $  (492)                          $  (215)
                                         ========                           =======

                                       Three Months Ended June 30,
                    ---------------------------------------------------------------
                               2000                              1999
                    ----------------------------     ------------------------------
                    Network   Telecommu-             Network    Telecommu-
                    Services   nication              Services    nication
                      Group    Services   Total      Group       Services   Total
                     -------   --------  -------     --------   ---------  --------
Revenues             $ 1,855   $   439   $ 2,294      $ 2,561   $   340    $ 2,901

Cost of Operations     1,082       334     1,416        1,294       220      1,514
Depreciation and
  Amortization           261        25       286          288        20        308
                     -------   --------  -------     --------   -------   --------
Gross Profit         $   512   $    80       592     $    979   $   100      1,079
                     =======   =======               ========   =======
Selling, General &
  Administrative                             580                               586
                                         -------                          --------
Income from Operations                   $    12                          $    493
                                         =======                          ========

Identifiable Assets  $ 3,885   $   518   $ 4,403     $  5,720   $   470   $  6,190
                     =======   =======   =======     ========   =======   ========




6.   SALE OF ASSETS

     On May 7, 2000, the Company consummated an agreement with a major customer to sell certain assets and to assign to the customer all television production contracts between the Company and the customer for a cash purchase price of $1.6 million. The majority of the proceeds were used to pay down the Company's bank debt and a pretax gain of approximately $712,000 was recorded on the transaction.


7.   STOCK SPLIT

     On May 30, 2000, the Company effected a four-for-one split of its common stock.




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


RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $46,400 for the six months ended June
30, 2000, as compared to a net loss of $238,600 for the same period of 1999.
For the three months ended June 30, 2000, the Company reported net income of $428,300 as compared to net income of $261,600 for the same period of the prior year. On May 7, 2000, the Company completed a sale (which resulted in a pretax gain of approximately $700,000) of certain assets to a major customer. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months.


Revenues
--------

     The Company reported revenues of $3.6 million and $2.3 million for the six and three months ended June 30, 2000, respectively, as compared to $4.2 million and $2.9 million for the same periods in 1999.  The decrease in revenues of
$0.6 million for the six and three month periods from 1999 to 2000 was caused by: 1) a decrease in revenues from TV Production activities of approximately
$0.3 million (primarily as a result of the sale of certain contracts to a major customer in May of 2000) and 2) a decrease in revenues of approximately $0.5 million from the Company's Communications/Broadcast activities due to the non-
renewal of certain contracts.  Higher revenues of approximately $0.2 million directly related to the Company's prepaid telephone calling card business offset these decreases.


Cost of Operations
------------------

     Cost of operations amounted to $2.3 million and $1.4 million for the six and three months ended June 30, 2000, respectively, as compared to $2.7 million and $1.5 million for the same periods of the prior year. The decrease of $0.4 million from 1999 to 2000 for the six months ended June 30 primarily relates to lower costs incurred for satellite time. In 1999, the Company leased a full-time transponder at a cost of $135,000 per month versus only paying for actual satellite time incurred in 2000.


Selling, General and Administrative Expenses
--------------------------------------------

     The Company reported selling, general and administrative expenses of  $1.2 million and $0.6 million for the six and three months ended June 30, 2000, respectively.  Approximately the same amounts were reported for the same periods of 1999 as the Company has been able to effectively control its fixed overhead costs.


Depreciation and Amortization
-----------------------------

     Depreciation and amortization for the six and three months ended June 30, 2000 were approximately the same as the comparable periods of the prior year.


Interest Expense
----------------

     Interest expense decreased slightly from 1999 to 2000 primarily as a result of the payoff of approximately $1.2 million in bank debt with the proceeds from the sale of certain assets and contracts discussed above.


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company had current assets of $1.6 million and current liabilities of $1.6 million as of June 30, 2000. Stockholders' equity was approximately $1.2 million at December 31, 1999 and June 30, 2000.

     At June 30, 2000, the Company had a credit facility with its principal lender consisting of a term loan of $0.8 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.4 million was drawn down at June 30, 2000). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.

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



                                             TRIDENT MEDIA GROUP, INC.



Dated:     August 14, 2000                   By:  /s/Harlyn C. Enholm
                                                  Executive Vice President and
                                                  Chief Financial Officer











