Form 10QSB
period 2000-09-30
TRIDENT MEDIA GROUP INC
filed 2000-11-14
CIK 769796

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2000

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _____________________

Commission file number           2-98074-NY

                            Trident Media Group, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Nevada                                                11-2751536
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                   6349 Palomar Oaks Court, Carlsbad, CA 92009
--------------------------------------------------------------------------------
                          (Address of principal executive offices)

                                 (760) 438-9080
--------------------------------------------------------------------------------
                      (Issuer's telephone number, including area code)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes       X             No    _____

     Number of shares outstanding of Issuer's Common Stock as of October 31, 2000: 20,000,608

================================================================================

                                     PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                September 30,
                                                                     2000
------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and cash equivalents ......................................   $327,100
  Accounts receivable, net of allowance for doubtful accounts
     of $32,300 ..................................................    426,000
  Deferred taxes .................................................    384,500
  Prepaid expenses and other current assets ......................    302,900
                                                                     --------

            Total current assets .................................  1,440,500

Property and equipment, net ......................................  2,428,000
Other assets .....................................................    297,800
                                                                   ----------

                                                                   $4,166,300
                                                                   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ....................   $794,700
     Current portion of bank debt ................................    510,500
     Deferred income .............................................     30,000
     Other current liabilities ...................................    124,500
                                                                   ----------

            Total current liabilities ............................  1,459,700

Bank debt, less current portion ..................................    470,000
Payable to majority stockholder ..................................    300,000
Deferred taxes ...................................................    690,500
Other liabilities ................................................     26,700
                                                                   ----------
            Total liabilities ....................................  2,946,900
                                                                   ----------

Stockholders' equity:
     Common stock, $.001 par value, 100,000,000 shares authorized,
        20,000,608 shares issued and outstanding .................     20,000
     Paid in capital .............................................     35,000
     Retained earnings ...........................................  1,164,400
                                                                   ----------
            Total stockholders' equity ...........................  1,219,400
                                                                   ----------
                                                                   $4,166,300
                                                                   ==========




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                        -----------------------------------  -----------------------------------
                                                         September 30,     September 30,      September 30,     September 30,
                                                              2000              1999               2000              1999
--------------------------------------------------------------------------------------------------------------------------------


 Revenues ...........................................     $  2,291,900     $  3,093,000     $  5,922,900      $  7,348,400
                                                          ------------     ------------     ------------      ------------
 Operating costs and expenses:

      Cost of operations ............................        1,495,500        1,625,400        3,811,700         4,281,900
      Selling, general and administrative ...........          509,700          641,400        1,740,200         1,840,300
      Depreciation and amortization .................          237,500          287,500          814,300           902,800
                                                          ------------     ------------     ------------      ------------
               Total operating costs and expenses ...        2,242,700        2,554,300        6,366,200         7,025,000
                                                          ------------     ------------     ------------      ------------

               Income (loss) from operations ........           49,200          538,700         (443,300)          323,400

 Gain on sale of assets .............................             --               --            712,400              --
 Interest expense ...................................           41,900           83,200          190,400           239,900
                                                          ------------     ------------     ------------      ------------
               Income before taxes ..................            7,300          455,500           78,700            83,500

 Income tax expense .................................            1,600          141,100           26,600             7,700
                                                          ------------     ------------     ------------      ------------
 Net income .........................................     $      5,700     $    314,400     $     52,100      $     75,800
                                                          ============     ============     ============      ============

 Net income per share - Basic .......................     $       0.00     $       0.02     $       0.00      $       0.00
                                                          ============     ============     ============      ============
                      - Diluted .....................     $       0.00     $       0.01     $       0.00      $       0.00
                                                          ============     ============     ============      ============

 Weighted average number of shares outstanding
                     - Basic.......................       20,000,608       20,000,608       20,000,608        20,000,608
                                                          ============     ============     ============      ============
                     - Diluted ......................       21,672,962       21,680,608       21,995,213        22,123,816
                                                          ============     ============     ============      ============




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)


                                                         Three Months Ended      Nine Months Ended
                                                         ------------------      -----------------

                                                           Sept. 30,  Sept.30,   Sept.30,     Sep.30,
                                                              2000      1999       2000         1999
                                                          ---------  ---------  -----------  ---------

Cash Flows from operating activities:
    Net income (loss) ................................... $   5,700  $ 314,400  $    52,100  $  75,800
                                                          ---------  ---------  -----------  ---------
    Adjustments  to  reconcile  net  income to net cash
      provided  by  operating activities:
     Depreciation and amortization ......................   237,500    287,400      814,300    902,700
     (Gain) loss on sale of assets ......................    10,800     24,600     (707,900)    24,600
     Increase (decrease) in cash resulting from
       changes in:
       Accounts receivable ..............................   313,900    219,000       73,700    (36,100)
       Prepaid expenses and other assets ................   (87,600)    36,700     (179,300)   (22,300)
       Accounts payable and accrued liabilities..........   (42,900)  (313,500)     353,800   (365,100)
       Taxes payable ....................................      --         --         18,700    (20,500)
                                                          ---------  ---------  -----------  ---------

        Net cash provided by operating
          activities ....................................   437,400    568,600      425,400    559,100
                                                          ---------  ---------  -----------  ---------

Cash flows from investing activities:
    Change in amounts due from related parties              (15,300)   (12,800)   (17,600)     (28,700)
    Purchase of Steinley's Photochart, Systems, Inc. ....      --      (24,300)   (91,200)     (40,800)
    Proceeds from sale of assets ........................      --         --    1,600,000         --
    Purchase of property and equipment ..................  (121,500)   (15,400)  (519,600)    (470,700)
                                                          ---------  ---------  -----------  ---------

        Net cash provided (used) by investing
          activities ....................................  (136,800)   (52,500)     971,600   (540,200)
                                                          ---------  ---------  -----------  ---------

Cash flows from financing activities:
    Advances (payments) from (to)  majority
          shareholder ...................................      --     (105,000)        --      455,000
    Debenture payment to former shareholder .............      --         --           --      (75,000)
    Borrowings (payments) from revolving
          credit agreement, net .........................  (144,800)      --          2,600       --
    Principal payments on bank debt .....................   (70,000)  (264,600)  (1,415,000)  (407,900)
    Other ...............................................    15,300     38,200       (3,900)    42,200
                                                          ---------  ---------  -----------  ---------

        Net cash provided (used) by financing
          activities ....................................  (199,500)  (331,400)  (1,416,300)    14,300
                                                          ---------  ---------  -----------  ---------

        Net increase (decrease) in cash and
          cash equivalents ..............................   101,100    184,700      (19,300)    33,200

Cash and cash equivalents at beginning of period .......    226,000    383,300      346,400    534,800
                                                          ---------  ---------   -----------  --------

Cash and cash equivalents at end of period                $ 327,100  $ 568,000    $ 327,100  $ 568,000
                                                          =========  =========    =========  =========




                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------


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


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of September 30, 2000, and the consolidated results of operations and cash flows for the nine and three months ended September 30, 2000 and 1999. All significant intercompany transactions have been eliminated.


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


4.   EARNINGS PER SHARE

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding for the periods ended September 30, 2000, and September 30, 1999. Options and warrants to purchase common stock of 3,163,928 and 400,000, respectively, are outstanding at September 30, 2000.

     The following tables represent the required disclosure of the basic and diluted earnings per share computation for the nine and three months ended September 30, 2000 and 1999.


                                                        Nine months ended September 30,
                           ---------------------------------------------------------------------------------------------

                                                2000                                                    1999
                           ------------------------------------------------     ----------------------------------------
                              Income             Shares          Per Share     Income          Shares         Per Share
                             (Numerator)      (Denominator)         Amount   (Numerator)    (Denominator)      Amount
                             ----------         ----------       ---------   ----------     ----------       --------
Basic EPS
----------
 Net Income (loss) ........  $    52,100        20,000,608       $   0.00   $   75,800       20,000,608      $   0.00
                                                                                                             ========

 Effect of Dilutive
    Securities

 Securities Assumed
   Converted
           Options ........                      2,742,964                                    2,360,000
           Warrants .......                                                                     400,000

 Less Securities Assumed
    Repurchased ...........                       (748,359)                                    (636,792)
                             -----------       -----------       --------   -----------      ----------      --------
 Diluted EPS ..............  $    52,100        21,995,213       $   0.00   $   75,800       22,123,816      $   0.00
                             ===========        ==========       ========   ===========      ==========      ========


                                                          Three months ended September 30,
                              -----------------------------------------------------------------------------------------

                                                2000                                         1999
                              ---------------------------------------     ---------------------------------------
                                Income         Shares      Per Share       Income         Shares       Per Share
                             (Numerator)    (Denominator)    Amount      (Numerator)   (Denominator)     Amount
                             -----------    -----------     --------     -----------    -----------     --------
Basic EPS
---------
Net Income ................. $     5,700     20,000,608     $   0.00      $   314,400     20,000,608     $   0.02
                                                            ========                                     ========
Effect of Dilutive
  Securities

Securities Assumed
  Converted
              Options ......                  2,360,000                                    2,360,000
              Warrants .....                         --                                      400,000

Less Securities Assumed
   Repurchased .............                   (687,646)                                  (1,080,000)
                             -----------    -----------     --------      -----------    -----------     --------
Diluted EPS ................ $     5,700     21,672,962     $   0.00      $   314,400     21,680,608     $   0.01
                             ===========    ===========     ========      ===========    ===========     ========



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

     The following information about the segments is for nine and three month periods ended September 30, 2000 and 1999 (000's).



                                                                   Nine Months Ended September 30,
                                  ----------------------------------------------------------------------------------------
                                                  2000                                              1999
                                  -------------------------------------------    -----------------------------------------
                                  Network        Telecommu-                      Network      Telecommu-
                                  Services        nication                      Services       nication
                                   Group          Services        Total           Group        Services        Total
                                  -------         -------        -------        -------        -------        -------
Revenues .......................  $ 4,374         $ 1,549        $ 5,923        $ 6,331        $ 1,017        $ 7,348
Cost of Operations .............    2,760           1,052          3,812          3,651            631          4,282
Depreciation and
  Amortization .................      738              76            814            844             59            903
                                  -------         -------        -------        -------        -------        -------

Gross Profit ...................  $   876         $   421          1,297        $ 1,836        $   327          2,163
                                  =======         =======                       =======        =======
Selling, General &
  Administrative ...............                                   1,740                                        1,840
                                                                   -----                                      -------

Income (loss) from Operations ..                                 $  (443)                                     $   323
                                                                 =======                                      =======



                                                                 Three Months Ended September 30,
                                  ----------------------------------------------------------------------------------------
                                                  2000                                            1999
                                  -------------------------------------------    -----------------------------------------
                                    Network        Telecommu-                      Network      Telecommu-
                                    Services        nication                      Services       nication
                                     Group          Services        Total           Group        Services        Total
                                  -------------   -------------  ------------    ------------  -------------  ------------
Revenues ........................    $1,516         $  776         $2,292         $2,681         $  412         $3,093
Cost of Operations ..............       964            532          1,496          1,388            237          1,625
Depreciation and
  Amortization ..................       206             31            237            269             19            288
                                     ------         ------         ------         ------         ------         ------
Gross Profit ....................    $  346         $  213            559         $1,024         $  156          1,180
                                     ======         ======                        ======         ======

Selling, General &
  Administrative ................                                     510                                          641
                                                                   ------                                       ------
Income from Operations ..........                                  $   49                                       $  539
                                                                   ======                                       ======


Identifiable Assets .............    $3,521         $  645         $4,166         $5,720         $  470         $6,190
                                     ======         ======         ======         ======         ======         ======



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



                ITEM 2: MANAGEMENT'S DISCUSSION and ANALYSIS of
                 FINANCIAL CONDITION and RESULTS OF OPERATIONS
                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

The Company reported net income of $52,100 for the nine months ended September 30, 2000, as compared to net income of $75,800 for the same period of 1999. For the three months ended September 30, 2000, the Company reported net income of $5,700 as compared to net income of $314,400 for the same period of the prior year. On May 7, 2000, the Company completed a sale (which resulted in a pretax gain of approximately $712,000) of certain assets to a major customer. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months.


Revenues
--------

The Company reported revenues of $5.9 million and $2.3 million for the nine and three months ended September 30, 2000, respectively, as compared to $7.3 million and $3.1 million for the same periods in 1999. The decrease in revenues of $1.4 million from 1999 to 2000 for the nine month period ended September 30 was caused by: 1) a decrease in revenues from TV Production activities of approximately $0.7 million (primarily as a result of the sale of certain contracts to a major customer in May of 2000) and 2) a decrease in revenues of approximately $1.1 million from the Company's Communications/Broadcast activities due to the non-renewal of certain contracts. Higher revenues of approximately $0.5 million directly related to the Company's prepaid telephone calling card business offset these decreases.


Cost of Operations
------------------

Cost of operations amounted to $3.8 million and $1.5 million for the nine and three months ended September 30, 2000, respectively, as compared to $4.3 million and $1.6 million for the same periods of the prior year. The decrease of $0.5 million from 1999 to 2000 for the nine months ended September 30 primarily relates to lower costs incurred for satellite time. In 1999, the Company leased a full-time transponder at a cost of $135,000 per month versus only paying for actual satellite time incurred in 2000.


Selling,  General and  Administrative  Expenses
-----------------------------------------------

The Company reported selling,general and administrative expenses of $1.7 million and $0.5 million for the nine and three months ended September 30, 2000, respectively, as compared to $1.8 million and $0.6 million for the same periods of 1999. The decrease of approximately $0.1 million is primarily due to the recording of a favorable settlement of a contract dispute with a former customer.


Depreciation  and  Amortization
-------------------------------

Primarily as a result of the sale of assets discussed above depreciation and amortization for the nine and three months ended September 30, 2000 have decreased by approximately $89,000 and $50,000, respectively, as compared to the same periods of the prior year.


Interest Expense
----------------

Interest expense decreased approximately $50,000 from 1999 to 2000 primarily as a result of the payoff of approximately $1.2 million in bank debt with the proceeds from the sale of certain assets and contracts discussed above.


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


LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $1.4 million and current liabilities of $1.4 million as of September 30, 2000. Stockholders' equity was approximately $1.2 million at December 31, 1999 and September 30, 2000.

At September 30, 2000, the Company had a credit facility with its principal lender consisting of a term loan of $750,000 and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $230,000 was drawn down at September 30, 2000). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.

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





                           PART II - OTHER INFORMATION



ITEM 1:   LEGAL PROCEEDINGS

          In August of 2000, Trident Prepaid, Inc., (a wholly owned subsidiary of Trident) filed an action in District Court in Clark County, Nevada, against Phonechip.com, et al alleging, among other charges, that defendants misappropriated trade secrets. The suit seeks unspecified damages and equitable relief. Management believes that substantial evidence exists to prevail in its claims.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8K

    (a)   Exhibits -

            Exhibit 27.00 -  Financial Data Schedule


(b) Reports on Form 8-K - None



SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TRIDENT MEDIA GROUP, INC.



Dated:    November 14, 2000                 By:   /s/Harlyn C. Enholm
                                                  ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer