Form 10QSB/A
period 2000-09-30
TRIDENT MEDIA GROUP INC
filed 2001-04-12
CIK 769796

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB/A

[ X ] AMENDMENT NO. 1 TO THE QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes   _____             No    X

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
                                                                   ----------
                                                                   $4,166,300
                                                                   ==========




TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                Three Months Ended                   Nine Months Ended
                                                        -----------------------------------  -----------------------------------
                                                         September 30,     September 30,      September 30,     September 30,
                                                              2000              1999               2000              1999
--------------------------------------------------------------------------------------------------------------------------------


 Revenues ...........................................     $  2,291,900     $  3,093,000     $  5,922,900      $  7,348,400
                                                          ------------     ------------     ------------      ------------
 Operating costs and expenses:

      Cost of operations ............................        1,495,500        1,625,400        3,811,700         4,281,900
      Selling, general and administrative ...........          509,700          641,400        1,740,200         1,840,300
      Depreciation and amortization .................          237,500          287,500          814,300           902,800
                                                          ------------     ------------     ------------      ------------
               Total operating costs and expenses ...        2,242,700        2,554,300        6,366,200         7,025,000
                                                          ------------     ------------     ------------      ------------

               Income (loss) from operations ........           49,200          538,700         (443,300)          323,400

 Gain on sale of assets .............................             --               --            712,400              --
 Interest expense ...................................           41,900           83,200          190,400           239,900
                                                          ------------     ------------     ------------      ------------
               Income before taxes ..................            7,300          455,500           78,700            83,500

 Income tax expense .................................            1,600          141,100           26,600             7,700
                                                          ------------     ------------     ------------      ------------
 Net income .........................................     $      5,700     $    314,400     $     52,100      $     75,800
                                                          ============     ============     ============      ============

 Net income per share - Basic .......................     $       0.00     $       0.02     $       0.00      $       0.00
                                                          ============     ============     ============      ============
                      - Diluted .....................     $       0.00     $       0.01     $       0.00      $       0.00
                                                          ============     ============     ============      ============

 Weighted average number of shares outstanding
                     - Basic........................       20,000,608        20,000,608       20,000,608        20,000,608
                                                          ============     ============     ============      ============
                     - Diluted ......................       21,672,962       21,680,608       21,995,213        22,123,816
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
                                                          =========  =========    =========  =========




                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------

1. The accompanying financial statements for the quarterly period ended September 30, 2000 were not reviewed by the Company's Independent Certified Public Accountants.


2.   THE COMPANY

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


4.   INTERIM FINANCIAL STATEMENTS

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


5.   EARNINGS PER SHARE

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



6.   DISCLOSURE OF SEGMENT INFORMATION

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



7.   SALE OF ASSETS

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


8.  STOCK SPLIT

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


                                                 TRIDENT MEDIA GROUP, INC.



Dated:    April 12, 2001                    By:   /s/Harlyn C. Enholm
                                                  ------------------------------
                                                  Executive Vice President and
                                                  Chief Financial Officer