Form 10KSB
period 2000-12-31
TRIDENT MEDIA GROUP INC
filed 2001-04-16
CIK 769796

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  ____________________

Commission file number                  2-98074-NY
                       -----------------------------------------------------


                            Trident Media Group, Inc.
-------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Nevada                                                11-2751536
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


                   6349 Palomar Oaks Court, Carlsbad, CA 92009
                    (Address of principal executive offices)

--------------------------------------------------------------------------------
                                 (760) 438-9080
                (Issuer's telephone number, including area code)

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

Yes  _____       No     X
                     --------

Issuer's revenue for the most recent fiscal year: $7,628,400

Number of shares  outstanding  of Issuer's  Common  Stock as of March 31,  2001:
20,153,241

                                     PART I
Item 1.       Description of Business

Introduction
------------

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

Formation
---------

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

Description of Business
-----------------------

Trident has concentrated on providing satellite transmission services to the pari-mutuel racing industry. The Company transmits via a fleet of owned and leased uplink units video, audio and data of televised wagering events, such as horse racing, for distribution to venues including racetracks, off track wagering facilities, casinos, and Indian reservations. The Company additionally provides encryption and compression services, which enable Trident to scramble and protect the program from unauthorized third party reception. The Company's operations also include television production of pari-mutuel racing events and closed circuit systems. These services include: live event production; photo finish; post production; closed circuit audio; public address; television and security systems; and a variety of other related systems and services. Trident currently provides over 1,000 live - action television events and transmits over 6,000 hours of programming annually. The company provides its services to a diversified client base including over 250 of the premiere wagering and entertainment facilities and a variety of broadcast cable and private networks throughout North America. The company also provides telephony services including prepaid phone card services through electronic dispensing equipment and retail sales.

The Company has organized its activities into two (2) operating groups as follows:

Network Services Group. The Network Services Group's focus and the core business of the Company is to provide simulcasting, television production and related services to racetracks, casinos, off-track betting locations and to the general sports and entertainment industries. Simulcasting is the process of uplinking the audio and video television signal of a live event from a racetrack to a satellite for reception by wagering locations throughout the country. The
Company's simulcast services enable racetracks to simultaneously send their television signals to multiple wagering facilities, including other racetracks and off-track betting facilities.

The Company operates a fleet of transportable Earth Stations licensed by the Federal Communications Commission ("FCC") which are deployed for the transmission of audio, video and/or data programming via satellite throughout North America. The Earth Stations are typically configured on a mobile trailer and transported to the site where the broadcast event occurs. The Company obtains its satellite transponder capacity from a variety of satellite communications providers. The Company employs state-of-the-art digital compression technology (which also effectively scrambles the signal), utilizing General Instrument's DigiCipher encoders and decoders primarily configured for a single-channel-per-carrier ("SCPC") compression system. The SCPC system enables the Company to uplink digitally compressed signals from diverse locations to a single satellite transponder. The Company also uses Scientific Atlanta B-Mac scrambling equipment for its non-compressed signals. Where the Company's transmitted signal is compressed or scrambled, the Company has contracts that provide that the Company will be the exclusive provider of decoder equipment to locations authorized by the content owner to receive the signal. The Company is an "OEM" (original equipment manufacturer) for a variety of broadcast television equipment providers, including General Instrument, Scientific Atlanta, Mitsubishi, Ikegami and others.

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

The downlink, or receive end of the communications circuit may be either a single Earth Station when providing point to point transmission of live programming, or a number of Earth Stations, geographically dispersed, when programming is being distributed for a point to multi point transmission. The satellite transponder space segment needed to complete the communications circuit is generally leased by the Company directly from the satellite owner such as PanAmSat, Loral or GE Americom. During the past twelve month period, the Company has transmitted over 6,000 hours of live action television programs. The Company also brokers unused satellite transponder capacity and provides satellite transmission services to third parties. These services, which are marketed primarily to the sports and television entertainment networks enable the Company to capitalize on the Company's transponder capacity and fill scheduling gaps for its uplink fleet. The Company also provides design, equipment, installation and operational services to several off-track betting facilities.

GE Americom currently provides transponder services to the Company. The Company typically utilizes a transponder in the C-band frequency. The Company utilizes its satellite transponder capacity to service its own broadcasts and resells both analog and compressed capacity to third parties for video, audio, data and voice transmissions. The Company continually evaluates new technologies to expand the productive utilization of its transponder capacity.

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

Telecommunications Services. The Company is a non-facilities based reseller of long distance and international telecommunications services to non-commercial consumers. The Company offers services primarily through the use of enhanced prepaid phone cards provided through company owned electronic dispensing units and retail sales. Trident does not own or operate any of the primary transmission facilities currently used for its telephone operations. The Company's products and services are provided under agreements which entitle Trident to obtain discounted bulk rates which are then resold to Trident's clients. The Company's operations have historically been located in the Southwestern portion of the United States.

Within the diversified telephone services industry, prepaid and other type discount telephone services are relatively new. Phone cards have been widely used throughout Europe and Asia for more than ten (10) years. Although prepaid phone cards were not used on a widespread basis in the United States prior to 1994, the market in the United States has been rapidly expanding, with annual sales of prepaid phone cards growing from an estimated $100 million in 1993, to an estimated $1.1 billion in 1996. Industry analysts project annual sales of prepaid and discount phone cards in the United States to reach $5.0 billion by the year 2004. Analysts also indicate that continued industry growth will be fueled by: (i) continued consumer acceptance of prepaid phone cards; (ii) a broader base of consumer segments using prepaid phone services, such as business employees, students and travelers; and (iii) an increased appeal to, and greater use by, residential users.

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

The following table sets forth the percentage of revenues contributed by each of the Company's operating groups during the last three fiscal years.

                                                Year Ended December 31,
                                          --------------------------------------
                                            2000          1999          1998
                                          ----------    ----------    ----------

  Network Services Group                    70.6%         85.1%         87.5%
  Telecommunications Services               29.4          14.9          12.5
                                          ----------    ----------    ----------

                      Total Revenue        100.0%        100.0%        100.0%
                                          ==========    ==========    ==========


Sale of Assets
--------------

On May 7, 2000, the Company consummated an agreement with a major customer to sell certain assets and to assign to the customer all television production contracts between the Company and the customer for a cash purchase price of $1,600,000. The majority of the proceeds were used to retire the Company's bank debt and a pretax gain of approximately $712,000 was recorded on the transaction.


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


Steinley's Photochart Systems, Inc.
-----------------------------------

On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000. In addition, the former owners of Steinley's earned an additional $155,400, based on achieving certain revenue targets over the two years ended March 30, 2000. Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry primarily in the Northwest portion of the United States. During 2000, Steinley's was merged into Trident Network Services, Inc.


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


Employees
---------

At March 31, 2001, the Company had 40 full-time and 24 seasonal/part-time employees. Trident believes that its relationship with its employees is satisfactory.

Item 2.       Description of Property

The Company conducts its activities from offices at the following locations:


Leased Facilities
-----------------

Headquarters (A)
6349 Palomar Oaks Court                          26,599 square feet
Carlsbad, CA 92009

Headquarters (B)
2441 Impala Drive                                 6,000 square feet
Carlsbad, CA 92008

Branch Office
6280 S. Valley View Blvd., Suite 330              1,800 square feet
Las Vegas, NV  89118


Owned Facilities
----------------

1889 Highway 70 East                              4,300 square feet
Ruidoso Downs, NM  88346


(A)  Facility  is  leased  from  Margate   Associates,   a  general  partnership
     wholly-owned by the Company's majority stockholder. During 2000, Margate sold this property to an unrelated third party.

(B) The Company will be relocating its headquarters operations to this facility (which was leased by Margate Associates) on May 1, 2001.

The Company believes the above facilities are adequate and suitable for the conduct of its current business activities.



Item 3.       Legal Proceedings

In August of 2000, Trident Prepaid, Inc, (a wholly owned subsidiary of Trident) filed an action in District Court in Clark County, Nevada, against Phonechip.com, et al alleging, among other charges, that defendants misappropriated trade secrets. The suit seeks unspecified damages and equitable relief. Management believes that substantial evidence exists to prevail in its claims.


Item 4.       Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.


                                     PART II


Item 5.       Market for Common Equity and Related Stockholder Matters

Trident's common stock trades on the OTC Electronic Bulleting Board, under the symbol "TRDT".

The following table sets forth for the calendar periods indicated, the per share range of the high and low bid price of the Company's common stock.


                               2000                           1999
                    ----------------------------    --------------------------
                     High Bid        Low Bid         High Bid       Low Bid
                    -----------    -------------    -----------    -----------
  First Quarter          $1.13          $0.38            $1.50          $1.03
  Second Quarter          2.63           0.25             1.50           1.50
  Third Quarter           0.50           0.31             1.00           0.63
  Fourth Quarter          0.44           0.19             1.13           0.75


Trident has never paid cash dividends on its common stock and intends to retain future earnings to support growth of its business and does not anticipate paying any cash dividends in the near future.


Item 6.       Management' s Discussion and Analysis

The following table is a summary of financial information for the Company for the periods indicated.


For years ended December 31,                             2000           1999          1998
----------------------------------------------------------------------------------------------

Revenues ..........................................   $ 7,628,400    $ 9,480,800   $ 8,538,900
                                                      -----------    -----------   -----------

Operating costs and expenses:

      Cost of operations ..........................     5,027,200      5,471,800     5,579,200
      Selling, general and administrative .........     2,464,400      2,358,500     2,822,500
      Depreciation and amortization ...............     1,055,300      1,177,200     1,145,000
                                                      -----------    -----------   -----------

           Total operating costs and expenses .....     8,546,900      9,007,500     9,546,700
                                                      -----------    -----------   -----------

           Income (loss) from operations ..........      (918,500)       473,300    (1,007,800)

Gain on sale of Assets ............................       712,400           --            --
Interest expense ..................................       217,000        332,100       300,000
                                                      -----------    -----------   -----------

           Income (loss) before income taxes and
             cumulative effect of accounting change      (423,100)       141,200    (1,307,800)

Income tax provision (benefit) ....................      (151,600)        76,000      (422,800)
                                                      -----------    -----------   -----------

           Income (loss) before cumulative effect
             of accounting change .................      (271,500)        65,200      (885,000)

Cumulative effect of accounting change, net of tax           --             --         (43,700)
                                                      -----------    -----------   -----------

           Net income (loss) ......................   $  (271,500)   $    65,200   $  (928,700)
                                                      ===========    ===========   ===========


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


2000 COMPARED TO 1999
---------------------

For the year ended December 31, 2000 the Company reported a loss before income taxes of $423,100 as compared to income before income taxes of $141,200 for the year ended December 31, 1999. The 2000 loss was primarily attributable to a decrease of approximately $1.5 million in revenues from the Company's Communications/Broadcast activities due to the non-renewal of certain contracts.

Revenues. The Company reported revenues of $7.6 million for the year ended December 31, 2000 as compared to $9.5 million for the year ended December 31, 1999. The decrease in revenues of $1.9 million from 1999 to 2000 was caused by:
1) a decrease in revenues from TV Production activities of approximately $1.1 million (primarily as a result of the sale of certain contracts to a major customer in May of 2000), and 2) a decrease in revenues of approximately $1.5 million from the Company's Broadcast activities due to the non-renewal of certain contracts. Higher revenue of approximately $0.9 million generated from the expansion of the Company's prepaid telephone calling card business offset these decreases.

Cost of Operations. Cost of operations amounted to $5.0 million for the year ended December 31, 2000 as compared to $5.5 million for the year ended December 31, 1999. This reduction in cost of operations reflects lower satellite expense in 2000 of approximately $0.8 million offset by higher costs (as a result of higher revenues) relating to commissions and processing and transmission costs from the Company's prepaid telephone card activities.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses were approximately the same for 2000 and 1999.

Depreciation and Amortization. Depreciation and amortization expense decreased by approximately $0.1 million from 1999 to 2000, primarily as a result of the sale of certain assets to a major customer in May of 2000.

Interest Expense. As a result of applying the majority of the proceeds from the sale of certain assets (discussed above) to the payoff of the Company's bank debt, interest expense decreased by approximately $0.1 million from 1999 to 2000.


FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

The Company's primarily business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 15% in 2000) from three racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


1999 COMPARED TO 1998
---------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had current assets of $1.0 million and current liabilities of $1.4 million as of December 31, 2000. Stockholder's equity at December 31, 2000 was $0.9 million compared to $1.2 million at December 31, 1999. The decrease in stockholder's equity was due to the net loss reported for the year ended December 31, 2000 of $0.3 million.

At December 31, 2000, the Company had a credit facility with its principal lender consisting of term loans of $0.7 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.2 million was drawn down at December 31, 2000). The loan agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels.

During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. Effective May 1, 2001, the Company will be relocating its corporate headquarters to a smaller facility. This relocation will save the Company approximately $175,000 on an annualized basis.

Net cash provided by operating activities was approximately $0.4 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively. In 2000 cash provided by operating activities was the result of non-cash adjustments (primarily depreciation and amortization) which more than offset net losses for the period.

Net cash provided by investing activities was approximately $0.9 million for the year ended December 31, 2000, as compared to net cash used by investing activities of approximately $0.6 for the year ended December 31, 1999. The increase in cash provided by investing activities in 2000 as compared to 1999 was primarily attributable to proceeds of $1.6 million received from the sale of certain assets and contracts to a major customer in May of 2000.

Net cash used by financing activities in 2000 was approximately $1.5 million as compared to approximately $0.4 million for 1999. The increase in cash used by financing activities from 1999 to 2000 was primarily due to the payoff of bank debt from the proceeds of the sale of certain assets discussed above.

Item 7.       Financial Statements

See the Financial Statements at pages F-1 through F-15.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


As reported on Form 8-K dated January 15, 2001, the audit relationship between the Company and its former auditors, Grant Thornton LLP ceased. On March 1, 2001, engaged Levitz, Zacks & Ciceric, Inc. as the Company's new independent accountants. The Board of Directors approved the decision to change accountants.

Grant Thornton's report on the financial statements for 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act



                    Name            Age                       Position
                    ----            ---                       --------
              Edward M. Spector     66      Chief Executive Officer, President and Director

              Ilene H. Spector      59      Executive Vice President of Administration, Corporate
                                            Secretary, Treasurer and Director

              Harlyn C. Enholm      59      Executive Vice President, Chief Financial Officer and
                                            Director

              Eric M. Spector       36      Executive Vice President and Director, President of
                                            Trident Prepaid, Inc.

              Evan M. Spector       34      President Trident Network Services, Inc. and Director


Edward M.  Spector
---------  -------

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


Harlyn C. Enholm
----------------

Executive Vice President, Chief Financial Officer, and Director. Mr. Enholm joined the Company in 1994. From 1996 through 1998 he served as the Executive Vice President and Chief Financial Officer for Graff Pay-Per View, Inc. He rejoined the Company in 1999 and was elected a Director in August 1999.


Eric M. Spector
---------------

Executive Vice President and Director. A graduate of Cornell University and the Boston University School of Law, Mr. Spector has served as a Director and Executive Vice President of the Company since 1991, and is also responsible for mergers, acquisitions, and contract negotiations.


Evan M. Spector
---------------

President Trident Network Services Inc. and Director. Mr. Spector has served as a Director and Executive Vice President of the Company since 1992, and is responsible for all aspects of the Network Services Group's day-to-day operations.

Compliance  with Section 16(a) of the Exchange Act.
----------  ---------------------------------------

No securities of the Company are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, executive officers, directors and 10 percent stockholders are not required to make filings under
Section 16 of the Securities Exchange Act of 1934.

Item 10.      Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2000, 1999, and 1998, compensation paid by the Company for services to the Chief Executive Officer and the other executive officers.


                                           SUMMARY COMPENSATION TABLE
 ..................................................................................................................
                                                                                             Long Term
                                                        Annual Compensation                 Compensation
                                               ------------------------------------  ----------------------------
                                                                          Other        Secur-
                       Name                                               Annual       ities          All other
                        and                                              Compen-       Underlying     Compensa-
                     Principal                              Salary        sation      Options/        tion (2)
                     Position                     Year        ($)          ($)        SARs (#)           ($)
-------------------------------------------    ---------  ------------  -----------  -----------     ------------
Edward M. Spector, Chairman & CEO                  2000       367,500      (1)           18,375 (3)       35,175
                                                   1999       197,900      (1)           73,500 (3)       30,922
                                                   1998       381,600      (1)          473,500 (3)       30,742
Eric M. Spector, Executive VP                      2000        60,000      (1)           31,563 (4)       13,158
                                                   1999        62,300      (1)           26,252 (4)       11,525
                                                   1998        60,000      (1)          546,252 (4)       11,455
Evan M. Spector, President Trident Network         2000       124,600      (1)           31,563 (5)       10,863
                 Services                          1999       136,300      (1)           26,252 (5)        8,456
                                                   1998       131,200      (1)          546,252 (5)        8,456
Ilene H. Spector, Executive VP Administration      2000             -      (1)           15,000 (6)
                                                   1999         5,000      (1)           26,000 (6)
                                                   1998        90,000      (1)          426,000 (6)
Harlyn C. Enholm, Executive VP & CFO               2000       230,400      (1)           37,500 (7)
                                                   1999       174,400      (1)           50,000 (7)
                                                   1998        48,300      (1)          560,000 (7)
 ..................................................................................................................

(1) Other annual compensation is less than 10% of such executive's salary and bonus compensation for the year.

(2)  Consists of premiums for life insurance.

(3) Mr. Edward Spector's securities underlying options were: for 2000, 18,375 options granted on December 29, 2000 with an exercise price of $0.20; for 1999, 73,500 options granted on December 15, 1999 with an exercise price of $0.19; and for 1998 include: (i) 73,500 options granted on December 30, 1998 with an exercise price of $.38 and (ii) 400,000 options granted on February 27, 1998 with an exercise price of $0.03.

(4) Mr. Eric Spector's securities underlying options were: for 2000, 31,563 options granted on December 29, 2000 with an exercise price of $0.20; for 1999, 26,252 options granted on December 15, 1999 with an exercise price of $0.19; and for 1998 include: (i) 26,252 options granted on December 30, 1998 with an exercise price of $0.38; and (ii) 520,000 options granted on February 27, 1998 with an exercise price of $0.03.

(5) Mr. Evan Spector's securities underlying options were: for 2000, 31,563 options granted on December 29, 2000 with an exercise price of $0.20; for 1999, 26,252 options granted on December 15, 1999, with an exercise price of $0.19; and for 1998 include: (i) 26,252 options granted on December 30, 1998 with an exercise price of $0.38; and (ii) 520,000 options granted on February 27, 1998 with an exercise price of $0.03.

(6) Mrs. Ilene Spector's securities underlying options were: for 2000, 15,000 options granted on December 29, 2000 with an exercise price of $0.20; for 1999 26,000 options granted on December 15, 1999 with an exercise price of $0.19, and for 1998 include: (i) 26,000 options granted on December 30, 1998 with an exercise price of $0.38, and (ii) 400,000 options granted on February 27, 1998 with an exercise price of $0.03.

(7) Mr. Enholm's securities underling options were: for 2000, 37,500 options granted on December 29, 2000, with an exercise price of $0.20; for 1999, 50,000 options granted on December 15, 1999 with an exercise price of $0.19 and for 1998 include: (i) 40,000 options granted on December 30, 1998 with an exercise price of $0.38 and (ii) 520,000 options granted on February 27, 1998 with an exercise price of $0.03.


Stock Option Plan
-----------------

In 1998 the Company established a Non-Qualified Stock Option Plan ("Plan") for officers, employees, directors and consultants of the Company. Options may be granted under the Plan for the purchase of not more than 3,400,000 shares (after reflecting the May 2000 four-for one stock split) of stock of the Company. The following is a brief description of the Plan.

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

The Plan is administered by the Board of Directors. A total of 3,400,000 options were outstanding as of December 31, 2000.

The following table sets forth stock options that the Company granted to the named executive officers in 2000.


                            OPTIONS/GRANTS IN LAST FISCAL YEAR
                                  Individual Grants
-------------------------------------------------------------------------------------------

                           Number of
                           Share of          Total Options
                         Common Stock          Granted to        Exercise
                          Underlying           Employees         or Base
                        Options Granted      in Fiscal Year       Price        Expiration
       Name                   (#)                 (%)           ($/Share)         Date
--------------------   ------------------    ---------------    -----------    -----------
Edward M. Spector           18,375 (1)             7.2             0.20          12/15/06
Ilene H. Spector            15,000 (1)             5.6             0.20          12/15/06
Harlyn C. Enholm            37,500 (1)            14.6             0.20          12/15/06
Eric M. Spector             31,563 (1)            12.3             0.20          12/15/06
Evan M. Spector             31,563 (1)            12.3             0.20          12/15/06


(1)  All options will vest in three years following grant.

                                  AGGREGATE OPTIONS EXERCISED IN LAST FISCAL YEAR
                                            AND YEAR END OPTION VALUES
---------------------------------------------------------------------------------------------------------------------
                                                              Number of Securities          Value of Unexercised
                                                             Underlying Unexercised             In-the-Money
                                                               Options at FY-End            Options at FY-End (1)
                                                           ---------------------------   ----------------------------
                         Shares Acquired      Value
                          on Exercise        Realized        Exercisable/Unexercisable     Exercisable/Unexercisable
       Name                   (#)               ($)                   (#)                            ($)
--------------------    -----------------    ----------    ---------------------------   ----------------------------
Edward M. Spector             None              None                255,125                        55,872
                                                                    310,250                        67,945
Ilene H. Spector              None              None                219,500                        48,070
                                                                    247,500                        54,202
Harlyn C. Enholm              None              None                292,500                        64,058
                                                                    355,000                        77,745
Eric M. Spector               None              None                279,689                        61,252
                                                                    324,378                        71,039
Evan M. Spector               None              None                279,689                        61,252
                                                                    324,378                        71,039

(1) Based on the last bid price of $0.219 on December 31, 2000.


Item 11.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock at March 31, 2001.

                                         Shares
                                     Issuable upon
                                      Exercise of
                                        Options           Shares          Percentage of
  Executive Officer, Directors           within         Beneficially         Shares
      and 5% Stockholders               60 Days            Owned         Outstanding (1)
---------------------------------    ---------------    ------------    ------------------
Edward M. Spector                           455,125         (2)               55.5
Ilene H. Spector                            419,500         (2)                (3)
Harlyn C. Enholm                            552,500         562,500            2.7
Eric M. Spector                             539,689       3,930,789           16.3
Evan M. Spector                             539,689       3,924,089           16.3



(1) Assumes exercise of options exercisable within 60 days owned by such person and the exercise of no other options or warrants.

(2) Majority shareholders of Millenium Entertainment LLC which holds 10,800,000 shares of the Company.

(3)  Percentage included with Edward M. Spector.

The business address for the individuals named above is c/o Trident Media Group, Inc., 6349 Palomar Oaks Court, Carlsbad, CA 92009.

Item 12.      Certain Relationships and Related Transactions


Lending Relationship
--------------------

The majority shareholder loaned the Company $300,000 (net of $295,000 in repayments) during 1999. The outstanding balance of $300,000 as of December 31, 2000 is subordinated to the outstanding bank debt.


Leasehold Relationship
----------------------

Trident leases 26,599 square feet of improved office and warehouse space for its headquarters in Carlsbad, California, from Margate Associates, a partnership owned by the majority shareholder. The lease is scheduled to expire on May 31, 2003, and currently provides for monthly lease payments of $23,400. During 2000, Margate sold this facility to an unrelated third party. Effective May 1, 2001, Margate leased approximately 6,000 square feet (from an unrelated third party) which will be utilized by the Company for its Corporate headquarters.

Item 13.      Exhibits and Reports on form 8-K

(a) Exhibits -

 Exhibit
   No.                                 Description
--------           -------------------------------------------------------------

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

10.09 Purchase Agreement between Trident Media Group, Inc. and GoldenTel Prepaid, LLC dated June 2, 1998.

10.10 Stock Purchase Agreement between Trident Media Group, Inc., Cyrus Leland, Denys McCoy and On Track, Inc. effective June 24, 1998.

10.11 Stock Exchange and Purchase Agreement between USA Telecommunications, Inc. and Trident Prepaid, Inc. effective September 1, 1998.

10.12 Lending Agreement between Trident Media Group, Inc. and Wells Fargo Business Credit, Inc. dated December 10, 1999.

10.13 Asset Purchase Agreement between Charlson Broadcast Technologies, LLC and Spector Entertainment Group, Inc. dated April 27, 2000.

21.01   Subsidiaries of the Registrant.

27.00   Summary Financial Data Schedule.


(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 2000.

SIGNATURES

In accordance with Section 13 and 15(d) of Securities Exchange Act of 1934, Trident Media Group, Inc. caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:   April 16, 2001                     By:      /s/ Edward M. Spector
                                            ------------------------------------
                                            Chief Executive Officer, President
                                            and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Trident Media Group, Inc., and in the capacities and on the dated indicated.



Dated:   April 16, 2001    By:  /s/ Ilene H. Spector
                                -----------------------------------------------
                                Executive  Vice  President of  Administration,
                                Corporate Secretary, Treasurer, and Director


Dated:   April 16, 2001    By:  /s/ Eric M. Spector
                                -----------------------------------------------
                                Executive Vice President, President of
                                Trident Prepaid, Inc., and Director


Dated:   April 16, 2001   By:  /s/ Evan M. Spector
                               -----------------------------------------------
                               President Network Services Group and Director

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

Dated:   April 16, 2001   By:  /s/Harlyn C. Enholm
                               ----------------------------------------------
                                Executive  Vice President, Chief  Financial
                                Officer and Director

                          INDEX TO FINANCIAL STATEMENTS
                                  AND SCHEDULE




                                                                        Page
Trident Media Group, Inc. and Subsidiaries                            Number(s)
                                                                      ---------


Reports of Independent Certified Public Accountants                   F-1  - F-2

Consolidated Balance Sheet at December 31, 2000                       F-3

Consolidated Statements of Operations for the years ended
      December 31, 2000 and 1999                                      F-4

Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 2000 and 1999                                      F-5

Consolidated Statements of Cash Flows for the years ended
      December 31, 2000 and 1999                                      F-6

Notes to the Consolidated Financial Statements                        F-7 - F-15

                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors and Stockholders of Trident Media Group, Inc.


We have audited the consolidated balance sheet of Trident Media Group, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trident Media Group, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.





/s/ Levitz, Zacks & Ciceric, Inc.
---------------------------------------------------
LEVITZ, ZACKS & CICERIC, INC.
San Diego, California
March 30, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
Trident Media Group, Inc.

We have audited the statements of operations, stockholder's equity and cash flows of Trident Media Group, Inc. and Subsidiaries (the "Company") for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements of Trident Media Group, Inc. and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP
------------------------------------
GRANT THORNTON LLP



Irvine, California March 17, 2000, (except for Note 15, as to which the date is March 27, 2000)

                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                         2000
                                                                    ------------
ASSETS

Current assets:
      Cash and cash equivalents ...................................   $  185,400
      Accounts receivable, net of allowance for doubtful accounts
           of $39,500 .............................................      356,100
      Deferred taxes ..............................................      263,500
      Prepaid expenses and Other current assets ...................      204,100
                                                                      ----------
                 Total current assets .............................    1,009,100

Property and equipment, net .......................................    2,190,200
Other assets ......................................................      264,500
                                                                      ----------
                                                                      $3,463,800
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities ....................   $  877,700
      Current portion of bank debt ................................      412,000
      Other current liabilities ...................................      104,300
                                                                      ----------
                 Total current liabilities ........................    1,394,000

Bank debt, less current portion ...................................      470,300
Payable to majority stockholder ...................................      300,000
Deferred taxes ....................................................      380,800
Other long-term liabilities .......................................       22,900
                                                                      ----------
                 Total liabilities ................................    2,568,000
                                                                      ----------

Stockholders' equity:
      Common stock, $.001 par value, 100,000,000 shares authorized,
           20,153,241 shares issued and outstanding ...............       20,200
      Paid in capital .............................................       34,800
      Retained earnings ...........................................      840,800
                                                                      ----------
                 Total stockholders' equity .......................      895,800
                                                                      ----------
                                                                      $3,463,800
                                                                      ==========


The accompanying notes are an integral part of these consolidated financial statements

                   TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Years Ended
                                                --------------------------------
                                                 December 31,      December 31,
                                                     2000              1999
                                                --------------    --------------

Revenues ..................................     $    7,628,400    $    9,480,800
                                                --------------    --------------
 Operating costs and expenses:

    Cost of operations ....................          5,027,200         5,471,800
    Selling, general and administrative ...          2,464,400         2,358,500
    Depreciation and amortization .........          1,055,300         1,177,200
                                                --------------    --------------
         Total operating costs and expenses          8,546,900         9,007,500
                                                --------------    --------------

         Income (loss) from operations ....           (918,500)          473,300

Gain on sale of Assets ....................            712,400                --
Interest expense ..........................            217,000           332,100
                                                --------------    --------------

         Income (loss) before income taxes            (423,100)          141,200

Income tax provision (benefit) ............           (151,600)           76,000
                                                --------------    --------------

         Net income (loss) ................     $     (271,500)   $       65,200
                                                ==============    ==============


Net income (loss) per share  - Basic ......     $        (0.01)   $         0.00
                                                ==============    ==============
                             - Diluted ....     $        (0.01)   $         0.00
                                                ==============    ==============

Weighted average number of shares outstanding
                             - Basic ......         20,006,968        20,000,608
                                                ==============    ==============
                             - Diluted ....         20,006,968        22,123,816
                                                ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000 and 1999





                                          Common Stock             Additional
                                  ---------------------------       Paid-In         Retained
                                     Shares           Amount        Capital         Earnings        Total
                                  ------------    ------------    ------------    ------------   ------------
Balance at December 31, 1998 ..      5,000,152    $      5,000    $     35,000    $  1,062,100   $  1,102,100

Net Income ....................                                                         65,200          65,200
                                  ------------    ------------    ------------    ------------   ------------

Balance at December 31, 1999 ..      5,000,152           5,000          35,000       1,127,300      1,167,300

Four-for-one common stock split     15,000,456          15,000                         (15,000)

Exercise of warrants ..........        152,633             200            (200)

Net loss ......................                                                       (271,500)      (271,500)
                                  ------------    ------------    ------------    ------------   ------------

Balance at December 31, 2000 ..     20,153,241    $     20,200    $     34,800    $    840,800   $    895,800
                                  ============    ============    ============    ============   ============


The accompanying notes are an integral part of these consolidated financial statements

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999

                                                                               2000           1999
                                                                           ------------   ------------

  Cash flows from operating activities:
       Net income (loss) ...............................................   $  (271,500)   $    65,200
       Adjustments to reconcile net income (loss) to net cash
           provided by operating activities:
              Depreciation and amortization ............................     1,055,300      1,177,200
              Deferred income taxes ....................................      (188,700)        50,200
              (Gain) loss on disposal of property and equipment ........      (622,600)        25,400
              Bad debt expense .........................................        12,000         22,700
              Increase (decrease) in cash resulting from changes in:
                  Accounts receivable ..................................       131,600        116,300
                  Prepaid expenses and other assets ....................       (94,400)        75,900
                  Accounts payable and accrued liabilities .............       400,600       (723,100)
                  Taxes payable ........................................        14,000        (13,300)
                                                                           -----------    -----------
                      Net cash provided by operating activities ........       436,300        796,500
                                                                           -----------    -----------

  Cash flows from investing activities:
       Change in amounts due from related parties ......................        (3,200)        (1,400)
       Purchase of property and equipment ..............................      (577,500)      (543,800)
       Purchase of Steinley's Photochart Systems, Inc. .................       (91,200)       (22,200)
       Proceeds from sale of assets ....................................     1,600,000           --
                                                                           -----------    -----------
                      Net cash provided (used) by investing activities .       928,100       (567,400)
                                                                           -----------    -----------

  Cash flows from financing activities:
       Advances from majority stockholder ..............................          --          300,000
       Debenture payment to former stockholder .........................          --          (75,000)
       Increase (decrease) in borrowings from revolving credit agreement       (25,400)       227,800
       Principal payments of bank debt .................................    (1,485,000)    (3,067,500)
       Proceeds from bank borrowings ...................................          --        2,165,000
       Principal payments on capital leases ............................          --           (2,800)
       Other ...........................................................       (15,000)        35,000
                                                                           -----------    -----------

                      Net cash used by financing activities ............    (1,525,400)      (417,500)
                                                                           -----------    -----------

                      Net decrease in cash and cash equivalents ........      (161,000)      (188,400)

  Cash and cash equivalents at beginning of year .......................       346,400        534,800
                                                                           -----------    -----------

  Cash and cash equivalents at end of year .............................   $   185,400    $   346,400
                                                                           ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   The Company:

     Trident Media Group, Inc. ("the Company" or "Trident"), a Nevada corporation, through its wholly-owned subsidiaries, provides services for the broadcast industry and private satellite networks, video production and management operations services for the sports and entertainment industries throughout North America and provides telecommunications products and services through the sale of prepaid phone cards.

2.   Acquisition:

     Steinley's Photochart Systems, Inc.
     -----------------------------------

     On April 1, 1998, the Company acquired 100% of the issued and outstanding common stock of Steinley's Photochart Systems, Inc. ("Steinley's") for $350,000 ($250,000 in cash and the remainder to be paid in monthly installments in connection with a consulting and non-compete agreement with one of the former owners). As of December 31, 2000, the liability for the remaining monthly installments was $11,000. In addition, the former owners of Steinley's earned an additional $155,400 based on achieving certain revenue targets over the two years ended March 31, 2000 (as of December 31, 2000, $109,800 had been paid under this provision). Steinley's is a provider of audio-video and photo finish services to the pari-mutuel racing industry. During 2000, Steinley's was merged into Trident Network Services, Inc.


3.   Significant Accounting Policies:

     Consolidation
     -------------

     The consolidated  financial statements included the accounts of the Company
     and   its   wholly-owned   subsidiaries.   All   significant   intercompany
     transactions have been eliminated.


     Revenue Recognition
     -------------------

     Revenue from broadcasting and production activities is recognized at the time services are performed by the Company. Most of the Company's revenue is generated under multi-year contracts with remaining terms from one to five years. The Company provides services for customers' scheduled events under these noncancelable contracts for the term of the contract. As of December 31, 2000, contractual revenue for the future periods under these agreements amounted to approximately $11,000,000.

     Revenue from prepaid phone card activities is recognized at the time of sale.

     Fair Value of Financial Instruments
     -----------------------------------

     The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reflected in the financial statements approximated fair value because of the short maturity of these items. The carrying amount of the Company's long-term debt at December 31, 2000, approximated fair value because the interest rate is adjusted frequently based on market conditions.

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

     The Company's customers are not concentrated in any specific geographic region. During fiscal year 2000, three customers accounted for 15% of total revenues. During fiscal year 1999, three customers accounted for 25% of total revenues. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


     Reclassifications
     -----------------

     Certain amounts for 1999 have been reclassified to conform with the 2000 presentation.

4.   Earnings per Share:

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. Options to purchase common stock of 3,400,000 are outstanding at December 31, 2000.

     The following table represents the required disclosure of the basic and diluted earnings per share computation for the twelve months ended December 31, 2000 and 1999.


                                                                Twelve months ended December 31,
                              ------------------------------------------------------------------------------------------------
                                                     2000                                              1999
                              -------------------------------------------------  ---------------------------------------------
                                  Income            Shares         Per Share        Income          Shares        Per Share
                                (Numerator)      (Denominator)       Amount       (Numerator)   (Denominator)       Amount
                              ----------------   --------------   -------------  ------------------------------  -------------
Basic EPS
--------------
Net Income (loss)                  $ (271,500)      20,006,968         $ (0.01)      $ 65,200       20,000,608         $ 0.00
                                                                  =============                                  =============

Effect of Dilutive
   Securities

Securities Assumed
  Converted
              Options                                        -                                       2,360,000
              Warrants                                       -                                         400,000

Less Securities Assumed
   Repurchased                                               -                                        (636,792)
                              ----------------   --------------   -------------  -------------  ---------------  -------------
Diluted EPS                        $ (271,500)      20,006,968         $ (0.01)      $ 65,200       22,123,816         $ 0.00
                              ================   ==============   =============  =============  ===============  =============

For 2000 and 1999, options to purchase a total of 3,400,000 and 868,000 shares, respectively, were excluded from the calculation of diluted earnings per share as their effect would be antidilutive. 5.

5.   Sale of Assets:

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


6.   Property and Equipment:

     Property and equipment at December 31, 2000, consists of the following:

          Operating equipment                                  $ 6,939,200
          Electronic dispensing equipment                          543,000
          Building and leasehold improvements                      306,300
          Office furniture and equipment                           512,600
          Automobiles                                              195,100
                                                               -----------
                                                                 8,496,200
          Less accumulated depreciation and amortization       (6,306,000)
                                                               -----------

                                                               $ 2,190,200
                                                               ===========

7.   Bank Debt:

     Bank debt at December 31, 2000, consists of the following:


     Bank note payable  bearing  interest at bank's prime rate (9.5% at December
     31,  2000) plus 1.5%.  Principal  payments  of $23,300  plus  interest  due
     monthly. Balance due December 31, 2002.                                       $ 680,000


     Bank  revolving note of up to $1,000,000  bearing  interest at Bank's prime rate (9.5% at December 31, 2000) plus 1.5%.  Interest Payments due monthly.
     The  revolving  note expires on December 31, 2002.                               202,330
                                                                                 ------------
                                                                                      882,300
     Less current portion                                                            (412,000)
                                                                                 -------------
                                                                                $     470,300
                                                                                 ==============


     Bank debt is collateralized by all of the Company's assets and is personally guaranteed by the Company's principal stockholders. In conjunction with the bank notes payable, the Company is restricted from paying dividends, and is required to meet certain financial ratios and maintain certain tangible net worth levels.

     The annual principal payments for the term note described above for years ending December 31, are as follows:

                                2001                       $ 209,700
                                2002                         470,300
                                                     ---------------
                                                            $680,000
                                                     ===============

8.   Income Taxes:

     The provision (benefit) for income taxes consists of the following:

                                                Year Ended December 31,
                                                  2000         1999
                                               ---------    ---------
Current:
     Federal ...............................   $    --      $    --
     State .................................      37,100       13,000
                                               ---------    ---------
     Total Current .........................      37,100       13,000
                                               ---------    ---------

Deferred:
     Federal ...............................    (147,400)      18,700
     State .................................     (41,300)      44,300
                                               ---------    ---------
     Total Deferred ........................    (188,700)      63,000
                                               ---------    ---------

Provision (benefit) for income taxes .......   $(151,600)   $  76,000
                                               =========    =========



Temporary differences consist of the following:

                                          As of December 31,
                                                  2000
                                               ---------
Deferred tax assets:
     Net operating loss ....................   $ 144,500
     Other .................................     119,000
                                               ---------
     Total current deferred tax assets .....     263,500
                                               ---------

Deferred tax liabilities:
     Depreciation ..........................    (380,800)
     Other .................................        --
                                                ---------
     Total deferred tax liabilities ........    (380,800)
                                                ---------

     Total net deferred tax liabilities ....   $(117,300)
                                               =========

     Income tax provision (benefit) varies from statutory federal rate primarily due to state income taxes and non-deductible expenses.

     As of December 31, 2000, the Company has net operating losses of approximately $413,100, which begin to expire on December 31, 2010.

9.   Supplemental Disclosures to Statement of Cash Flows:

     Cash paid for interest was approximately $208,800 and $333,600 during fiscal years 2000 and 1999, respectively. Cash paid for income taxes was $23,400 and $36,500 during fiscal years 2000 and 1999, respectively.

10.  Stock Split:

     On May 30, 2000, the Company effected a four-for-one split of its common stock. Historical earnings per share and outstanding shares have been adjusted accordingly.

11.  Warrants and Options:

     Warrants
     --------

     Warrants (issued in 1998) to purchase (after adjusting for the four-for-one stock split) 320,000 shares of common stock and 80,000 share of common stock at an exercise price of $0.2375 were issued to a former officer of the Company and the Company's legal counsel, respectively. On December 13, 2000, the above warrant holders exercised their warrants on a net purchase basis and received 152,633 shares of common stock of the Company.


     Options
     -------

     In 1998, the Company adopted a stock option plan (the "1998 Non-Qualified Stock Option Plan") accounted for under APB Opinion 25 and related Interpretations. The Plan allows the Company to grant options (after adjusting for the four-for-one stock split) to employees for up to 3,400,000 shares of common stock. Options currently outstanding become exercisable in one to three years from the grant date and expire 6 years after the grant date. The options are exercisable at no less than 85% of the market value of the Company's stock on the date of the grant. Options granted to date have exercise prices equal to the market value of the Company's stock on the date of the grant, therefore no compensation cost has been recognized for the Plan. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), the Company's net loss and loss per share would have been increased to the proforma amounts indicated below.

                                                                     2000               1999
                                                                 --------------     --------------
     Net (loss) Income                    As reported            $(271,500)          $65,200
                                          Proforma               $(341,100)          $52,000

     Basic income (loss) per share        As reported            $    (0.01)        $    0.00
                                          Proforma               $    (0.02)        $    0.00

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: dividend yield of zero percent; expected volatility of 218% in 2000 and zero percent in 1999; risk-free interest rate of 5.5 percent; and expected lives of 6 years.

     A summary of the status of the Company's stock option plan (after reflecting the four-for-one stock split) as of December 31, 2000, and changes during the two years ending on that date is presented below.


                                                                       Weighted             Weighted
                                                                        Average              Average
                                                      Shares        Exercise Price         Fair Value
                                                   -------------    ----------------     ----------------
     Outstanding at December 31, 1998               2,860,000         $     0.0925        $      0.08
     Granted                                           437,284              0.195                0.05
     Forfeited                                        (67,348)              0.375                0.0775
                                                   -------------    ----------------     ----------------

     Outstanding at December 31, 1999               3,229,936               0.097                0.099
     Granted                                          256,072               0.20                 0.218
     Forfeited                                       (86,008)               0.322                0.32
                                                   -------------    ----------------     ----------------

     Outstanding at December 31, 2000              3,400,000        $       0.207        $       0.212
                                                   =============    ================     ================

     Options exercisable at December 31, 2000      1,468,723        $       0.0863       $       0.0857
                                                   =============    ================     ================



     The following table summarizes information concerning options outstanding at December 31, 2000:

                                         Weighted
                                     Average Remaining            Weighted
      Exercise           Number         Contractual               Average
       Prices         Outstanding      Life (years)            Exercise Price
  ---------------    ------------- ----------------------    -------------------
   $    0.03125        2,360,000          3.20              $        0.03125
         0.375           390,964          4.00                        0.375
         0.1875          392,964          5.00                        0.1875
         0.20            256,072          6.00                        0.20
                      --------
                       3,400,000
                       =========

12.  Transaction with Related Parties and Commitments:

     Leases
     ------

     During the years ended December 31, 2000 and 1999, the Company leased their corporate headquarters from Margate Associates, a general partnership wholly-owned by the majority stockholder of the Company. The total office rent expense for each of the years ended December 31, 2000 and 1999 was $280,800, and was paid to Margate Associates. Margate sold the facility to a unrelated third party during 2000. Margate has leased space from a third party for approximately $5,500 per month, and the Company will be relocating its corporate headquarters to the new facility on May 1, 2001.

     Future payments under the new office lease with Margate Associates are as follows:

          Year ending December 31,
          -------------------------
                         2001              $  80,000
                         2002                128,000
                         2003                140,000
                      Thereafter              48,000
                                         -----------
                                           $ 396,000
                                         ===========

     Payable to majority stockholder
     -------------------------------

     During the year ended December 31, 1999, the Company's majority stockholder advanced $300,000 (net of $295,000 in repayments) toward funding the Company's operations. The outstanding balance of $300,000 is non-interest bearing and as of December 31, 2000 is subordinated to the outstanding bank debt and can not be paid without written consent of the bank.


13.  Commitments and Contingencies:

     Satellite Transponder Expense
     -----------------------------

     The Company has an operating arrangement to buy satellite transponder capacity from a third party through June 30, 2001.

     Total satellite expense, including lease payments and transponder time purchased on the open market, was $904,200 and $1,714,000 for the years ended December 31, 2000 and 1999, respectively.


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

     The following information about the segments is for the years ended December 31, 2000 and 1999 (000's).



                                                                     Years Ended December 31,
                                  ----------------------------------------------------------------------------------------
                                                      2000                                          1999
                                  -------------------------------------------    -----------------------------------------
                                    Network         Telecommu-                     Network       Telecommu-
                                    Services        nication                      Services       nication
                                     Group          Services        Total           Group        Services        Total
                                  -------------   -------------  ------------    ------------  -------------  ------------
Revenues                               $ 5,386         $ 2,242       $ 7,628         $ 8,071        $ 1,410       $ 9,481
Cost of Operations                       3,493           1,534         5,027           4,699            773         5,472
Depreciation and
  Amortization                             945             110         1,055           1,099             78         1,177
                                  -------------   -------------  ------------    ------------  -------------  ------------
Gross Profit                             $ 948           $ 598         1,546         $ 2,273          $ 559         2,832
                                  =============   =============                  ============  =============
Selling, General &
  Administrative                                                       2,464                                        2,359
                                                                 ------------                                 ------------
ncome (loss) from Operations                                         $ (918)                                       $ 473
                                                                 ============                                 ============
Identifiable Assets                    $ 2,916           $ 548       $ 3,464         $ 4,740          $ 416       $ 5,156
                                  =============   =============  ============    ============  =============  ============