Form 10QSB
period 2001-03-31
TRIDENT MEDIA GROUP INC
filed 2001-05-21
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2001

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _______________________

Commission file number                               2-98074-NY

                            Trident Media Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Nevada                                                       11-2751536
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                      2441 Impala Drive, Carlsbad, CA 92008
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 438-9080
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


                      6349 Palomar Oaks Court, Carlsbad, CA 92009
--------------------------------------------------------------------------------
                    (Former address of principal executive offices)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes     _____                  No   X


Number of shares  outstanding  of Issuer's  Common  Stock as of April 30,  2001:
20,153,241

                                     PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                       March 31,
                                                                          2001
--------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash and cash equivalents ...................................   $   89,000
      Accounts receivable, net of allowance for doubtful accounts
           of  $49,300 ............................................      420,700
      Deferred taxes ..............................................      448,100
      Other current assets ........................................      192,000
                                                                      ----------
                 Total current assets .............................    1,149,800

Property and equipment, net .......................................    2,246,400
Other assets ......................................................      190,700
                                                                      ----------
                                                                      $3,586,900
                                                                      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities ....................   $1,059,900
      Current portion of bank debt ................................      590,800
      Other current liabilities ...................................      115,600
                                                                      ----------
                 Total current liabilities ........................    1,766,300

Bank debt, less current portion ...................................      376,700
Payable to majority stockholder ...................................      300,000
Deferred taxes ....................................................      380,800
Other long-term liabilities .......................................      149,400
                                                                      ----------
                 Total liabilities ................................    2,973,200
                                                                      ----------

Stockholders' equity:
      Common stock, $.001 par value, 100,000,000 shares authorized,
           20,153,241 shares issued and outstanding ...............       20,200
      Paid in capital .............................................       34,800
      Retained earnings ...........................................      558,700
                                                                      ----------
                 Total stockholders' equity .......................      613,700
                                                                      ----------
                                                                      $3,586,900
                                                                      ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                         Three Months Ended
                                                  ------------------------------
                                                    March 31,         March 31,
                                                      2001               2000
--------------------------------------------------------------------------------

Revenues .......................................   $  1,464,500    $  1,336,800
                                                   ------------    ------------

Operating costs and expenses:

     Cost of operations ........................      1,134,600         900,100
     Selling, general and administrative .......        466,700         650,800
     Depreciation and amortization .............        257,100         290,600
                                                   ------------    ------------
              Total operating costs and expenses      1,858,400       1,841,500
                                                   ------------    ------------

              (Loss) from operations ...........       (393,900)       (504,700)

Interest expense ...............................         67,500          83,300
                                                   ------------    ------------

              (Loss) before taxes ..............       (461,400)       (588,000)

Income tax benefit .............................        179,300         206,100
                                                   ------------    ------------

Net (loss) .....................................   $   (282,100)   $   (381,900)
                                                   ============    ============


Net (loss) per share - Basic ...................   $      (0.01)   $      (0.02)
                                                   ============    ============

                                 - Diluted .....   $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average number of shares outstanding ..     20,153,241      20,000,608
                                                   ============    ============

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)


                                                                  Three Months Ended
                                                               -----------------------
                                                                 March 31,   March 31,
                                                                   2001         2000
--------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) ......................................   $(282,100)   $(381,900)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ........................     257,100      290,600
       (Gain) loss on disposal of property and equipment ....     (50,800)      (6,300)
       Increase (decrease) in cash resulting from changes in:
         Accounts receivable ................................     (64,600)     149,700
         Prepaid expenses and other assets ..................    (184,500)    (239,600)
         Accounts payable and accrued liabilities ...........     174,000      223,200
         Taxes payable ......................................        --         (6,600)
                                                                ---------    ---------
           Net cash provided (used) by operating activities .    (150,900)      29,100
                                                                ---------    ---------

Cash flows from investing activities:
     Change in amounts due to (from) related parties ........      60,500       (5,500)
     Purchase of property and equipment .....................    (156,700)    (141,500)
     Proceeds from sale of assets ...........................      70,000         --
                                                                ---------    ---------

           Net cash used by investing activities ............     (26,200)    (147,000)
                                                                ---------    ---------

Cash flows from financing activities:
     Borrowings from revolving credit agreement, net ........     108,400       51,600
     Principal payments on bank debt ........................     (23,300)     (70,000)
     Principal payments on capital leases ...................      (5,300)        --
     Other ..................................................         900       (9,500)
                                                                ---------    ---------

           Net cash (used) provided by financing activities .      80,700      (27,900)
                                                                ---------    ---------

           Net decrease in cash and cash equivalents ........     (96,400)    (145,800)

Cash and cash equivalents at beginning of period ............     185,400      346,400
                                                                ---------    ---------

Cash and cash equivalents at end of period ..................   $  89,000    $ 200,600
                                                                =========    =========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Unaudited)
--------------------------------------------------------------------------------

1.   THE COMPANY

     Trident Media Group, Inc. ("Trident" or the "Company"), a Nevada Corporation, through its wholly-owned subsidiaries, provides programming and services to a diversified customer base, including wagering and entertainment facilities and a variety of broadcast, cable and private television networks throughout North America. The Company also provides telecommunications products and services to retail locations through the sale of prepaid phone cards.


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. All significant intercompany transactions have been eliminated.


3.   INTERIM FINANCIAL STATEMENTS

     Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. The results of operations included herein are not necessarily indicative of the operating results to be expected for the full year. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.


4.   LOSS PER SHARE

     The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding for the periods ended March 31, 2001 and March 31, 2000. Options to purchase common stock of 3,400,000 and 3,218,244 are outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted loss per share, because their effect was antidilutive.


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

     The following information about the segments is for three month period ended March 31, 2001 and 2000 (000's).



                                                    Three Months Ended March 31,
                      ----------------------------------------------------------------------------------------
                                         2001                                          2000
                      -------------------------------------------    -----------------------------------------
                        Network        Telecommu-                      Network      Telecommu-
                        Services        nication                      Services       nication
                         Group          Services        Total           Group        Services        Total
                      -------------   -------------  ------------    ------------  -------------  ------------
Revenues                     $ 858           $ 607       $ 1,465         $ 1,003          $ 334       $ 1,337
Cost of Operations             637             498         1,135             714            186           900
Depreciation and
  Amortization                 222              35           257             271             20           291
                      -------------   -------------  ------------    ------------  -------------  ------------

Gross Profit                  $ (1)           $ 74            73            $ 18          $ 128           146
                      =============   =============                  ============  =============

Selling, General &
  Administrative                                             467                                          651
                                                     ------------                                 ------------

Loss from Operations                                      $ (394)                                      $ (505)
                                                     ============                                 ============

Identifiable Assets        $ 3,025           $ 562       $ 3,587         $ 4,634          $ 329       $ 4,963
                      =============   =============  ============    ============  =============  ============

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


RESULTS OF OPERATIONS
---------------------

For the three months ended March 31, 2001, the Company reported a net loss of $282,100 as compared to a net loss of $381,900 for the same period of 2000. The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months. The Company achieved better results in the first quarter of 2001 as compared to the first quarter of 2000 on slightly higher revenues primarily due to containment of its operating costs and expenses.


Revenues
--------

The Company reported revenues of approximately $1.5million for the three months ended March 31, 2001 compared to $1.3 million for the three months ended March 31, 2000. An increase in revenues from the Company's telephone calling card business of approximately $0.3 million) was offset by a decrease in revenue from the Company's TV Production activities due to the sale of certain contracts to a major customer in May of 2000.


Cost of Operations
-------------------

Cost of operations amounted to $1.1 million for the three months ended March 31, 2001 as compared to $0.9 million for the three months ended March 31, 2000. The increase from 2000 to 2001 primarily relates to an increase in commissions on higher revenues from the Company's telephone calling card and advertising businesses.


Selling,  General and  Administrative  Expenses
-----------------------------------------------

The Company reported selling, general and administrative expenses of approximately $0.5 million for the three months ended March 31, 2001 as compared to approximately $0.7 million for the three months ended March 31, 2000 as the Company has been able to effectively reduce its overhead while maintaining the same overall revenues.


Depreciation  and  Amortization
-------------------------------

Depreciation and amortization for the three months ended March 31, 2001 was approximately the same as the comparable period of the prior year.


Interest Expense
----------------

Interest expense decreased slightly from 2000 to 2001 primarily as a result of lower overall bank debt from year to year.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's primary business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 15% in fiscal year 2000) from three racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $1.1 million and current liabilities of $1.8 million as of March 31, 2001. Stockholder's equity decreased from $0.9 million at December 31, 2000 to $0.6 million at March 31, 2000, due to the net loss reported for the three months ended March 31, 2001.

At March 31, 2001, the Company had a credit facility with its principal lender consisting of term loans of $0.6 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.3 million was drawn down at March 31, 2001). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.

During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the pari-mutuel racing industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. Effective May 1, 2001, the Company relocated its corporate headquarters to a smaller facility. This relocation will save the Company approximately $175,000 on an annualized basis. As of March 31, 2001, the Company's owed $300,000 to its majority stockholder. This loan is subordinated to the outstanding bank debt.

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

      (a)      Exhibits -   None


(b)  Reports on Form 8-K - None



SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TRIDENT MEDIA GROUP, INC.



Dated:         May 21, 2001       By:      /s/Harlyn C. Enholm
                                           ------------------------------------
                                           Executive Vice President and
                                           Chief Financial Officer