Form 10QSB
period 2001-06-30
TRIDENT MEDIA GROUP INC
filed 2001-08-20
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _______________________

Commission file number                               2-98074-NY
                       ---------------------------------------------------------


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

Yes               _____          No            X
                                            --------

Number of shares outstanding of Issuer's Common Stock as of July 31, 2001:
20,153,241

                                     PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                                        June 30,
                                                                          2001
--------------------------------------------------------------------------------

ASSETS

Current assets:
    Cash and cash equivalents ...................................   $  268,200
    Accounts receivable, net of allowance for doubtful accounts
         of $44,200  ............................................      832,500
    Deferred taxes ..............................................      332,800
    Other current assets ........................................      141,200
                                                                    ----------
               Total current assets .............................    1,574,700


Property and equipment, net .....................................    2,253,200
Other assets ....................................................      159,900
                                                                    ----------
                                                                    $3,987,800
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities ....................   $1,136,500
    Current portion of bank debt ................................      800,200
    Other current liabilities ...................................      118,400
                                                                    ----------
               Total current liabilities ........................    2,055,100

Bank debt, less current portion .................................      306,600
Payable to majority stockholder .................................      300,000
Deferred taxes ..................................................      380,800
Other long-term liabilities .....................................      159,200
                                                                    ----------
                 Total liabilities ..............................    3,201,700
                                                                    ----------

Stockholders' equity:
    Common stock, $.001 par value, 100,000,000 shares authorized,
         20,153,241 shares issued and outstanding ...............       20,200
    Paid in capital .............................................       34,800
    Retained earnings ...........................................      731,100
                                                                    ----------
               Total stockholders' equity ......................       786,100
                                                                    ----------
                                                                    $3,987,800
                                                                    ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                              Three Months Ended              Six Months Ended
                                                        -----------------------------  --------------------------------
                                                            June 30,     June 30,          June 30,         June 30,
                                                              2001         2000              2001             2000
-----------------------------------------------------------------------------------------------------------------------


Revenues .............................................. $  2,599,300  $  2,294,200   $  4,063,800    $  3,631,000
                                                        ------------  ------------   ------------    ------------

Operating costs and expenses:

     Cost of operations (exclusive of items shown .....    1,725,800     1,416,100      2,860,400       2,316,200
         separately below)
     Selling, general and administrative ..............      502,900       645,200      1,020,300       1,304,700
     Depreciation and amortization ....................      270,200       286,200        527,300         576,800
                                                        ------------  ------------   ------------    ------------
              Total operating costs and expenses ......    2,498,900     2,347,500      4,408,000       4,197,700
                                                        ------------  ------------   ------------    ------------

              Income (loss) from operations ...........      100,400       (53,300)      (344,200)       (566,700)

Gain on sale of assets ................................         --         712,400           --           712,400
Other income (expense)
     Interest expense .................................      (46,000)      (65,200)      (113,500)       (148,500)
     Other income (expense), net ......................      233,700        65,500        284,400          74,200
                                                        ------------  ------------   ------------    ------------

              Income (loss) before taxes ..............      288,100       659,400       (173,300)         71,400

Income tax expense (benefit) ..........................      115,700       231,100        (63,600)         25,000
                                                        ------------  ------------   ------------    ------------

Net income (loss) ..................................... $    172,400  $    428,300   $   (109,700)   $     46,400
                                                        ============  ============   ============    ============

Net income (loss) per share - Basic ................... $       0.01  $       0.02   $      (0.01)   $       0.00
                                                        ============  ============   ============    ============

                                 - Diluted ............ $       0.01  $       0.02   $      (0.01)   $       0.00
                                                        ============  ============   ============    ============

Weighted average number of shares outstanding
                                 - Basic ..............   20,153,241    20,000,608     20,153,241      20,000,608
                                                        ============  ============   ============    ============
                                 - Diluted ............   21,945,933    22,101,479     20,153,241      22,134,559
                                                        ============  ============   ============    ============

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)


                                                             Three Months Ended              Six Months Ended
                                                         --------------------------  -------------------------------
                                                           June 30,        June 30,       June 30,    June 30,
                                                             2001            2000           2001        2000
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income (loss) .................................. $   172,400    $   428,300    $  (109,700)    $   46,400
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ....................     270,200        286,200        527,300        576,800
       (Gain) loss on sale of assets ....................     (21,100)      (712,400)       (71,900)      (718,700)
       Increase (decrease) in cash resulting from
         changes in:
         Accounts receivable ............................    (381,800)      (389,900)      (446,400)      (240,200)
         Prepaid expenses and other assets ..............     183,200        147,900         (1,300)       (91,700)
         Accounts payable and accrued liabilities .......      70,500        173,500        244,500        396,700
         Taxes payable ..................................      (5,500)        25,300         (5,500)        18,700
                                                          -----------    -----------    -----------    -----------

           Net cash provided (used) by operating
              activities ................................     287,900        (41,100)       137,000        (12,000)
                                                          -----------    -----------    -----------    -----------

Cash flows from investing activities:
     Change in amounts due from related parties .........     (16,600)         3,200         43,900         (2,300)
     Purchase of Steinley's Photochart, Systems, Inc. ...        --          (91,200)          --          (91,200)
     Proceeds from sale of assets .......................        --        1,600,000         70,000      1,600,000
     Purchase of property and equipment .................    (255,500)      (256,600)      (412,200)      (398,100)
                                                          -----------    -----------    -----------    -----------

           Net cash provided (used) by investing
              activities ................................    (272,100)     1,255,400       (298,300)     1,108,400
                                                          -----------    -----------    -----------    -----------

Cash flows from financing activities:
     Borrowings from revolving credit agreement, net ....     209,400         95,800        317,800        147,400
     Principal payments on bank debt ....................     (70,000)    (1,275,000)       (93,300)    (1,345,000)
     Principal payments on capital leases ...............      (5,500)          --          (10,800)            -
     Other ..............................................      29,500         (9,700)        30,400        (19,200)
                                                          -----------    -----------    -----------    -----------

           Net cash provided (used) by financing
              activities ................................     163,400     (1,188,900)       244,100     (1,216,800)
                                                          -----------    -----------    -----------    -----------

           Net increase (decrease) in cash and
              cash equivalents ..........................     179,200         25,400         82,800       (120,400)

Cash and cash equivalents at beginning of period ........      89,000        200,600        185,400        346,400
                                                          -----------    -----------    -----------    -----------

Cash and cash equivalents at end of period .............. $   268,200    $   226,000    $   268,200    $   226,000
                                                          ===========    ===========    ===========    ===========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


1.   THE COMPANY

     Trident Media Group, Inc. ("TMG" or the "Company"), is a holding company, owning subsidiaries engaged in a variety of diverse business activities. The Company's services include network communications, television production, cable advertising, and the resale of long-distance telephone services. These services are provided to a diversified client base, including gaming, hospitality and retail facilities and a variety of broadcast, cable and private television networks throughout North America.


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of June 30, 2001, and the consolidated results of operations and cash flows for the six and three months ended June 30, 2001 and 2000. All significant intercompany transactions have been eliminated.


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


4.   EARNINGS PER SHARE

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding for the periods ended June 30, 2001, and June 30, 2000. Options to purchase common stock of 3,400,000 are outstanding at June 30, 2001.

     The following tables represent the required disclosure of the basic and diluted earnings per share computation for the six and three months ended June 30, 2001 and 2000.


                                                               Six months ended June 30,
                              -----------------------------------------------------------------------------------------
                                                2001                                           2000
                              --------------------------------------------  -------------------------------------------
                                 Income         Shares        Per Share       Income          Shares        Per Share
                              (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                              -------------  --------------  -------------  ------------   -------------   ------------
Basic EPS
--------------

Net Income (loss) ........... $  (109,700)       20,153,241       $  (0.01)   $    46,400       20,000,608      $   0.00
                                                                                                                ========

Effect of Dilutive
   Securities

Securities Assumed
  Converted
              Options ......                            --                                       2,746,084
              Warrants .....                            --                                         400,000

Less Securities Assumed
   Repurchased .............                            --                                      (1,012,133)
                              -----------       -----------       --------    -----------      -----------      --------
Diluted EPS ................  $  (109,700)       20,153,241       $  (0.01)   $    46,400       22,134,559      $   0.00
                              ===========       ===========       ========    ===========      ===========      ========



                                                                Three months ended June 30,
                              -----------------------------------------------------------------------------------------
                                                   2001                                         2000
                              --------------------------------------------  -------------------------------------------
                                 Income         Shares        Per Share       Income          Shares        Per Share
                              (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)     Amount
                              -------------  --------------  -------------  ------------   -------------   ------------
Basic EPS
--------------
Net Income ...................$   172,400         20,153,241     $   0.01     $  428,300       20,000,608     $   0.02
                                                                                               ==========     ========
Effect of Dilutive
  Securities

Securities Assumed
  Converted
              Options ........                     2,360,000                                    2,746,084

Less Securities Assumed
   Repurchased ...............                      (567,308)                                    (645,213)
                              -----------        -----------     --------     ----------       ----------     --------
Diluted EPS ..................$   172,400         21,945,933     $   0.01     $  428,300       22,101,479     $   0.02
                              ===========        ===========     ========     ==========       ==========     ========

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

     The following information about the segments is for the six and three months period ended June 30, 2001 and 2000 (000's).



                                                               Six Months Ended June 30,
                             ----------------------------------------------------------------------------------------
                                                2001                                          2000
                             -------------------------------------------   ------------------------------------------
                               Network       Telecommu-                      Network      Telecommu-
                               Services       nication                       Services      nication
                                Group         Services         Total          Group        Services        Total
                             -------------  -------------   ------------   -------------  ------------  -------------
Revenues ....................  $ 2,785         $ 1,279         $ 4,064        $ 2,858        $   773        $ 3,631
Cost of Operations ..........    1,827           1,033           2,860          1,796            520          2,316
Depreciation and
Amortization ................      457              70             527            532             45            577
                               -------         -------         -------        -------        -------        -------

Gross Profit ................  $   501         $   176             677        $   530        $   208            738
                               =======         =======                        =======        =======

Selling, General &
Administrative ..............                                    1,020                                        1,305
                                                               -------                                      -------

Loss from Operations ........                                  $  (343)                                     $  (567)
                                                               =======                                      =======



                                                             Three Months Ended June 30,
                             ----------------------------------------------------------------------------------------
                                                2001                                          2000
                             -------------------------------------------   ------------------------------------------
                               Network       Telecommu-                      Network      Telecommu-
                               Services       nication                       Services      nication
                                Group         Services         Total          Group        Services        Total
                             -------------  -------------   ------------   -------------  ------------  -------------
Revenues ....................  $ 1,927        $  672         $ 2,599        $ 1,855        $   439        $ 2,294
Cost of Operations ..........    1,190           536           1,726          1,082            334          1,416
Depreciation and
  Amortization ..............      235            35             270            261             25            286
                                ------        ------          ------         ------        -------        -------

Gross Profit ................  $  502        $   101             603        $   512        $    80            592
                               ======        =======                        =======        =======

Selling, General &
  Administrative ............                                    503                                          645
                                                              ------                                       ------

Income from Operations ......                                 $  100                                      $   (53)
                                                              ======                                      =======

Identifiable Assets .........  $3,459        $   529         $ 3,988        $ 3,885        $   518        $ 4,403
                               ======        =======         =======        =======        =======        =======


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


RESULTS OF OPERATIONS
---------------------

For the three months ended June 30, 2001, the Company reported net income of $172,400 as compared to net income of $428,300 for the same period of the prior year. The Company reported a loss of $109,700 for the six months ended June 30, 2001, as compared to net income of $46,400 for the same period of 2000. The results for the three and six months of the prior year were positively affected by a sale (on May 7, 2000, which resulted in a pretax gain of approximately $712,000) of certain assets to a major customer. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $370,600 and $183,100 for the three and six months ended June 30, 2001, an increase of $137,700 and $173,000, respectively, over the same periods of the prior year. EBITDA should not be considered in isolation, as a substitute for net income as a measure of the Company's operating results, to measure cash flows from operating activities, (determined in accordance with generally accepted accounting principles) or as a measure of liquidity. Not all companies calculate EBITDA using the same methods; therefore, EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies.


The first calendar quarter of the year historically shows a net loss, primarily due to the cyclical nature of the Company's core business activities. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months.


Revenues
--------

The Company's revenues increased approximately 14% from 2000 to 2001, ($4.1 million and $2.6 million for the six and three months ended June 30, 2001, as compared to $3.6 million and $2.3 million for the same periods in 2000). The increase in revenues from 2000 to 2001 was primarily due to higher revenues from the Company's prepaid phone card and advertising businesses of $0.5 million and $0.3 million, respectively. A decrease in revenues from TV Production activities of approximately $0.4 million (primarily as a result of the sale of certain contracts to a major customer in May of 2000) offset these increases.


Cost of Operations
------------------

Cost of operations amounted to $2.9 million and $1.7 million for the six and three months ended June 30, 2001, respectively, as compared to $2.3 million and $1.4 million for the same periods of the prior year. The increase of $0.6 million from 2000 to 2001 for the six months ended June 30 primarily relates to an increase in commissions and telephone transmission costs on higher revenues from the Company's prepaid phone card and advertising businesses.



Selling,  General and  Administrative  Expenses
-----------------------------------------------

The Company reported selling, general and administrative expenses of $1.0 million and $0.5 million for the six and three months ended June 30, 2001, respectively, as compared to $1.3 million and $0.6 million for the same periods of 2000. The decrease from 2000 to 2001 is the result of an aggressive cost reduction program instituted in 2001 and the relocation of the Company's corporate headquarters (on May 1, 2001) to a more cost efficient facility.



Depreciation and Amortization
-----------------------------

Depreciation and amortization for the six and three months ended June 30, 2001 were approximately the same as the comparable periods of the prior year.


Interest Expense
----------------

Interest expense decreased slightly from 2000 to 2001 primarily as a result of lower bank debt.


Other Income (expense), net
---------------------------

In April 2001, the Company recorded a gain of approximately $208,000 (net of expenses) as the result of a favorable settlement of a dispute relating to the non-renewal of a contract with one of the Company's former customers


FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's primary business of providing services to the pari-mutuel gaming industry is subject to concentrations of risk. The Company derives a significant portion of its revenues (approximately 15% in fiscal year 2000) from three racetrack operators. The loss of one or more of these customers could have a material adverse impact on the Company's operating results.


INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be materially affected by inflation. However, the Company's operational expansion is affected by the cost of harware components, which are not considered to be inflation sensitive, but rather, sensitive to change in technology and competition in the hardware markets.


LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $1.6 million and current liabilities of $2.0 million as of June 30, 2001. Stockholders' equity was approximately $0.8 million at June 30, 2001.

At June 30, 2001, the Company had a credit facility with its principal lender consisting of a term loan of $0.6 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.5 million was drawn down at June 30, 2001). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.

During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. Effective May 1, 2001, the Company relocated its corporate headquarters to a smaller facility (which will save the Company approximately $200,000 on an annualized basis). As of June 30, 2001, the Company owed $300,000 to its majority stockholder. This loan is subordinated to the outstanding bank debt.

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



                                              TRIDENT MEDIA GROUP, INC.



Dated:         August 20, 2001       By:      /s/Harlyn C. Enholm
                                              ----------------------------------
                                              Executive Vice President and
                                              Chief Financial Officer