Form 10QSB
period 2001-09-30
TRIDENT MEDIA GROUP INC
filed 2001-11-13
CIK 769796

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  ________________________

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

Yes       _____          No          X
                                  --------

Number of shares  outstanding  of Issuer's  Common Stock as of October 31, 2001:
22,238,241

                                     PART 1

ITEM 1: FINANCIAL STATEMENTS
TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)


                                                                   September 30,
                                                                       2001
--------------------------------------------------------------------------------

ASSETS

Current assets:
      Cash and cash equivalents ...................................   $  309,100
      Accounts receivable, net of allowance for doubtful accounts
           of $35,100 .............................................      702,700
      Deferred taxes ..............................................      314,400
      Prepaid expenses and other current assets ...................      177,700
                                                                      ----------
                 Total current assets .............................    1,503,900

Property and equipment, net .......................................    2,098,400
Other assets ......................................................      158,400
                                                                      ----------
                                                                      $3,760,700
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable and accrued liabilities ....................   $1,146,600
      Current portion of bank debt ................................      611,600
      Other current liabilities ...................................      104,000
                                                                      ----------
                 Total current liabilities ........................    1,862,200


Bank debt, less current portion ...................................      236,600
Payable to majority stockholder ...................................      300,000
Deferred taxes ....................................................      380,800
Other long-term liabilities .......................................      150,000
                                                                      ----------
                 Total liabilities ................................    2,929,600
                                                                      ----------

Stockholders' equity:
      Common stock, $.001 par value, 100,000,000 shares authorized,
           22,238,241 shares issued and outstanding ...............       22,200
      Paid in capital .............................................       41,800
      Retained earnings ...........................................      767,100
                                                                      ----------
                 Total stockholders' equity .......................      831,100
                                                                      ----------
                                                                      $3,760,700
                                                                      ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)


                                                                       Three Months Ended           Nine Months Ended
                                                                   September 30, September 30,  September 30, September 30,
                                                                       2001          2000           2001          2000
---------------------------------------------------------------------------------------------------------------------------

Revenues ..........................................................   $2,525,900   $2,291,900   $6,589,700   $5,922,900
                                                                      ----------   ----------   ----------   ----------

Operating costs and expenses:

     Cost of operations (exclusive of items shown .................    1,723,800    1,495,500    4,584,200    3,811,700
         separately below)
     Selling, general and administrative ..........................      473,100      658,900    1,493,400    1,963,600
     Depreciation and amortization ................................      240,100      237,500      767,400      814,300
                                                                      ----------   ----------   ----------   ----------
              Total operating costs and expenses ..................    2,437,000    2,391,900    6,845,000    6,589,600
                                                                      ----------   ----------   ----------   ----------

              Income (loss) from operations .......................       88,900     (100,000)    (255,300)    (666,700)

Gain on sale of assets ............................................         --           --           --        712,400
Other income (expense)
     Interest expense .............................................      (37,400)     (41,900)    (150,900)    (190,400)
     Other income (expense), net ..................................        3,000      149,200      287,400      223,400
                                                                      ----------   ----------   ----------   ----------
              Income (loss) before taxes ..........................       54,500        7,300     (118,800)      78,700

Income tax expense (benefit) ......................................       18,500        1,600      (45,100)      26,600
                                                                      ----------   ----------   ----------   ----------

Net income (loss) .................................................   $   36,000   $    5,700   $  (73,700)  $   52,100
                                                                      ----------   ----------   ----------   ----------


Net income (loss) per share - Basic ...............................   $     0.00   $     0.00   $    (0.00)  $     0.00
                                                                      ==========   ==========   ==========   ==========

                            - Diluted ............................   $     0.00   $     0.00   $    (0.00)  $     0.00
                                                                      ==========   ==========   ==========   ==========


Weighted average number of shares outstanding
                            - Basic ..............................    20,579,925   20,000,608   20,297,032   20,000,608
                                                                      ==========   ==========   ==========   ==========

                            - Diluted ............................    21,010,833   21,672,962   20,297,032   21,995,213
                                                                      ==========   ==========   ==========   ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES
CONSOLIDATED CASH FLOW
(Unaudited)

                                                                        Three Months Ended          Nine Months Ended
                                                                   September 30, September 30, September 30, September 30,
                                                                         2001           2000       2001          2000
                                                                      ----------   ----------   ----------   ----------
Cash flows from operating activities:
     Net income (loss) ............................................   $   36,000   $    5,700   $  (73,700)  $   52,100
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ..............................      240,100      237,500      767,400      814,300
       (Gain) loss on sale of assets ..............................        1,300       10,800      (70,600)    (707,900)
       Increase (decrease) in cash resulting from
         changes in:
         Accounts receivable ......................................      129,800      313,900     (316,600)      73,700
         Prepaid expenses and other assets ........................      (16,100)     (87,600)     (17,400)    (179,300)
         Accounts payable and accrued liabilities .................        1,300      (42,900)     245,800      353,800
         Taxes payable ............................................       (8,100)        --        (13,600)      18,700
                                                                      ----------   ----------   ----------   ----------

           Net cash provided (used) by operating
              activities ..........................................      384,300      437,400      521,300      425,400
                                                                      ----------   ----------   ----------   ----------

Cash flows from investing activities:
     Change in amounts due from related parties ...................      (21,400)     (15,300)      22,500      (17,600)
     Purchase of Steinley's Photochart, Systems, Inc. .............         --           --           --        (91,200)
     Proceeds from sale of assets .................................       12,000         --         82,000    1,600,000
     Purchase of property and equipment ...........................      (68,700)    (121,500)    (480,900)    (519,600)
                                                                      ----------   ----------   ----------   ----------

           Net cash provided (used) by investing
              activities ..........................................      (78,100)    (136,800)    (376,400)     971,600
                                                                      ----------   ----------   ----------   ----------

Cash flows from financing activities:
     Borrowings from revolving credit agreement, net ..............     (188,600)    (144,800)     129,200        2,600
     Principal payments on bank debt ..............................      (70,000)     (70,000)    (163,300)  (1,415,000)
     Principal payments on capital leases .........................       (5,600)        --        (16,400)        --
     Other ........................................................       (1,100)      15,300       29,300       (3,900)
                                                                      ----------   ----------   ----------   ----------

           Net cash provided (used) by financing
              activities ..........................................     (265,300)    (199,500)     (21,200)  (1,416,300)
                                                                      ----------   ----------   ----------   ----------

           Net increase (decrease) in cash and
              cash equivalents ....................................       40,900      101,100      123,700      (19,300)

Cash and cash equivalents at beginning of period ..................      268,200      226,000      185,400      346,400
                                                                      ----------   ----------   ----------   ----------

Cash and cash equivalents at end of period ........................   $  309,100   $  327,100   $  309,100   $  327,100
                                                                      ==========   ==========   ==========   ==========

TRIDENT MEDIA GROUP, INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited)
--------------------------------------------------------------------------------


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


2.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements for Trident contain all adjustments (consisting of only normal recurring adjustments and accruals) necessary to present fairly the consolidated financial position as of September 30, 2001, and the consolidated results of operations and cash flows for the nine and three months ended September 30, 2001 and 2000. All significant intercompany transactions have been eliminated.


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


4.   EARNINGS PER SHARE

     The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding for the periods ended September 30, 2001, and September 30, 2000. Options to purchase common stock of 1,885,630 are outstanding at September 30, 2001.

     The following tables represent the required disclosure of the basic and diluted earnings per share computation for the nine and three months ended September 30, 2001 and 2000.



                                                       Nine months ended September 30,
                            ----------------------------------------------------------------------------------------
                                                 2001                                         2000
                            ------------------------------------------     -----------------------------------------
                               Income            Shares      Per Share       Income          Shares       Per Share
                            (Numerator)      (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                            -----------      ------------    ---------     -----------    -------------   ----------
Basic EPS
---------
Net Income (loss) .......... $  (73,700)       20,297,032     $  (0.00)      $  52,100       20,000,608     $   0.00
                                                              ========                                      ========
Effect of Dilutive
Securities

Securities Assumed
Converted
Options ....................                        --                                        2,742,964

Less Securities Assumed
Repurchased ................                        --                                         (748,359)
                             ----------        ----------     --------       ---------       ----------      -------
Diluted EPS ................ $  (73,700)       20,297,032     $  (0.00)      $  52,100       21,995,213      $  0.00
                             ==========        ==========     ========       =========       ==========      =======




                                                        Three months ended September 30,
                            ----------------------------------------------------------------------------------------
                                                 2001                                         2000
                            ------------------------------------------     -----------------------------------------
                               Income            Shares      Per Share       Income          Shares       Per Share
                            (Numerator)      (Denominator)     Amount      (Numerator)    (Denominator)     Amount
                            -----------      ------------    ---------     -----------    -------------   ----------
Basic EPS
---------
Net Income ................    $ 36,000        20,579,925      $  0.00         $ 5,700       20,000,608     $   0.00
                                                              ========                                      ========
Effect of Dilutive
  Securities

Securities Assumed
Converted
Options.....................                    1,101,503                                     2,360,000

Less Securities Assumed
   Repurchased                                   (670,595)                                    (687,646)
                             ----------        ----------     --------       ---------       ----------      -------
Diluted EPS                    $ 36,000        21,010,833       $ 0.00         $ 5,700       21,672,962       $ 0.00
                             ==========        ==========     ========       =========       ==========      =======

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

     The following information about the segments is for the nine and three months period ended September 30, 2001 and 2000 (000's).



                                                        Nine Months Ended September 30,
                              -----------------------------------------------------------------------------------
                                                2001                                        2000
                              --------------------------------------        -------------------------------------
                               Network       Telecommu-                      Network      Telecommu-
                               Services       nication                       Services      nication
                                Group         Services        Total           Group        Services        Total
                               ---------      --------      --------         --------      -------       --------
Revenues ....................   $  4,592      $  1,998      $  6,590          $ 4,374       $ 1,549       $ 5,923

Cost of Operations ..........      3,003         1,581         4,584            2,760         1,052         3,812
Depreciation and
Amortization ................        664           103           767              738            76           814
                                --------      --------      --------          -------       -------       -------
Gross Profit ................   $    925      $    314         1,239          $   876       $   421         1,297
                                ========      ========                        =======       =======

Selling, General &
Administrative ..............                                  1,493                                        1,964
                                                            --------                                      -------

Loss from Operations ........                               $   (254)                                     $  (667)
                                                            ========                                      =======



                                                      Three Months Ended September 30,
                              -----------------------------------------------------------------------------------
                                                2001                                        2000
                              --------------------------------------        -------------------------------------
                               Network       Telecommu-                      Network      Telecommu-
                               Services       nication                       Services      nication
                                Group         Services        Total           Group        Services        Total
                               ---------      --------      --------         --------      -------       --------
Revenues ....................   $  1,807      $    719      $  2,526          $ 1,516       $   776       $ 2,292
Cost of Operations ..........      1,176           548         1,724              964           532         1,496
Depreciation and
Amortization ................        208            32           240              206            31           237
                                --------      --------      --------          -------       -------       -------
Gross Profit ................   $    423      $    139           562          $   346       $   213           559
                                ========      ========                        =======       =======

Selling, General &
Administrative ..............                                    473                                          659
                                                            --------                                      -------

Income from Operations ......                               $     89                                      $  (100)
                                                            ========                                      =======

Identifiable Assets .........   $  3,224      $    537      $  3,761          $ 3,521       $   645       $ 4,166
                                ========      ========      ========          =======       =======       =======

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


RESULTS OF OPERATIONS
---------------------

For the three months ended September 30, 2001, the Company reported net income of $36,000 as compared to net income of $5,700 for the same period of the prior year. The Company reported a loss of $73,700 for the nine months ended September 30, 2001, as compared to net income of $52,100 for the same period of 2000. The results for the nine months of 2000 were positively affected by a sale (on May 7, 2000, which resulted in a pretax gain of approximately $712,000) of certain assets to a major customer. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $329,000 and $512,100 for the three and nine months ended September 30, 2001, an increase of $191,500 and $364,500, respectively, over the same periods of the prior year. EBITDA should not be considered in isolation, as a substitute for net income as a measure of the Company's operating results, to measure cash flows from operating activities, (determined in accordance with generally accepted accounting principles) or as a measure of liquidity. Not all companies calculate EBITDA using the same methods; therefore, EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies.

The first calendar quarter of the year historically shows a net loss, primarily due to the seasonal nature of certain of the Company's operations. The majority of the Company's current services are provided to customers in the pari-mutuel wagering industry with racing schedules heavily weighted to the late spring and summer months.


Revenues
--------

The Company's revenues increased approximately 11% from 2000 to 2001, ($2.5 million and $6.6 million for the three and nine months ended September 30, 2001, as compared to $2.3 million and $5.9 million for the same periods in 2000). The increase in revenues from 2000 to 2001 was primarily due to higher revenues from the Company's prepaid phone card and advertising businesses of $0.4 million and $0.5 million, respectively. A decrease in revenues from television production activities of approximately $0.4 million (primarily as a result of the sale of certain contracts to a major customer in May of 2000) offset these increases.


Cost of Operations
------------------

Cost of operations amounted to $1.7 million and $4.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $1.5 million and $3.8 million for the same periods of the prior year. The increase of $0.8 million from 2000 to 2001 for the nine months ended September 30 primarily relates to an increase in commissions and telephone transmission costs on higher revenues from the Company's prepaid phone card and advertising businesses.


Selling,  General and  Administrative  Expenses
-----------------------------------------------

The Company reported selling, general and administrative expenses of $0.5 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, as compared to $0.7 million and $2.0 million for the same periods of 2000. The decrease from 2000 to 2001 is the result of an aggressive cost reduction program instituted in 2001 and the relocation of the Company's corporate headquarters (on May 1, 2001) to a more cost efficient facility.


Depreciation and Amortization
-----------------------------

Depreciation and amortization for the three and nine months ended September 30, 2001 were approximately the same as the comparable periods of the prior year.


Interest Expense
----------------

Interest expense decreased slightly from 2000 to 2001 primarily as a result of lower bank debt.


Other Income (expense), net
---------------------------

In April 2001, the Company recorded a gain of approximately $208,000 (net of expenses) as the result of a favorable settlement of an arbitration with one of the Company's former customers.


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

Prepaid phone card and advertising sales were adversely impacted owing in large part to economic uncertainty since the tragedy of September 11, 2001. Phone card sales in particular were affected by substantial declines in travel and in occupancy at hotel properties where the Company has a presence. Despite the general downturn, the Company believes stabilization in phone card revenues began to occur in late October/early November and should climb toward projected levels by the end of the year.


INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets.


LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $1.5 million and current liabilities of $1.9 million as of September 30, 2001. Stockholders' equity was approximately $0.8 million at September 30, 2001.

At September 30, 2001, the Company had a credit facility with its principal lender consisting of a term loan of $0.5 million and a revolving line of credit based on accounts receivable balances of $1.0 million (of which $0.3 million was drawn down at September 30, 2001). The lending agreement requires the Company to meet certain financial ratios and maintain certain tangible net worth levels. Based on its current operating performance and prior experience the Company believes that its current credit facilities are sufficient to meet its immediate needs.

During the next twelve months, the Company's foreseeable cash requirements include capital expenditures to support its core business, repairs and maintenance of its equipment and facilities, and new equipment to support corporate growth. In addition, the Company operates primarily under long-term non-cancelable contracts with major establishments in the sports and wagering industries, which provides a reliable and predictable revenue stream. During the first three or four months of the calendar year the Company historically shows negative cash flow due to the cyclical nature of the Network Services Group's business activities. Effective May 1, 2001, the Company relocated its corporate headquarters to a smaller facility (which should result in savings to the Company of approximately $250,000 on an annualized basis). As of September 30, 2001, the Company owed $300,000 to its majority stockholder. This loan is subordinated to the outstanding bank debt.

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



                                                   TRIDENT MEDIA GROUP, INC.



Dated:         November 13,  2001              By: /s/Harlyn C. Enholm
                                                   -----------------------------
                                                   Executive Vice President and
                                                   Chief Financial Officer